Form 10QSB
period 2001-06-30
ART BOUTIQUE INC
filed 2001-10-09
CIK 1129458

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
June 30, 2001                                        000-32099



                             The Art Boutique, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
(State of incorporation)                                (I.R.S. Employer
                                                        Identification No.)

                      214 S. Center, Casper, Wyoming 82601
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: None
                                                            ----


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                       Yes   X              No
                           -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          4,471,900 as of June 30, 2001

                             THE ART BOUTIQUE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                     For the SIX-MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)

                           Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237


Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s





                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Art Boutique, Inc.
Casper, WY


We have reviewed the accompanying balance sheet of Art Boutique, Inc. (A Development Stage Company) as of June 30, 2001 and the related statements of operations for the three and six-months ended June 30, 2001, cash flows, and stockholders' equity for the six-months ended June 30, 2001 and for the period May 15, 1984 (inception) to June 30, 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 10, 2001, we expressed an unqualified opinion and those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
September 26, 2001


                                     THE ART BOUTIQUE, INC.
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)


                                                                             June 30,              December 31,
                                                                               2001                    2000
                                                                               ----                    ----

ASSETS:
Current Assets:
   Cash                                                                               $ -                   $ -
                                                                          ----------------         -------------

      Total Current Assets                                                              -                     -

TOTAL ASSETS                                                                          $ -                   $ -
                                                                          ================         =============


STOCKHOLDERS' EQUITY:
Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized;
   4,471,900 shares issued and outstanding                                         30,795                30,795
Additional paid-in capital                                                          2,300                 2,300
Deficit accumulated during the development stage                                  (33,095)              (33,095)
                                                                          ----------------         -------------

      Total stockholders' equity                                                        -                     -
                                                                          ----------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ -                   $ -
                                                                          ================         =============




   The accompanying notes are an integral part of these financial statements.



                                         THE ART BOUTIQUE, INC.
                                    (A Development Stage Company)
                                       Statements of Operations
                                             (Unaudited)



                                       Three-Month Period Ended      Six-Month Period Ended      May 15, 1984
                                               June 30,                     June 30,             Inception to
                                        2001          2000           2001           2000         June 30, 2001
                                       ------------------------      ----------------------      -------------

Revenue                                     $ -            $ -           $ -            $ -        $ 61,102

Expenses:

    Depreciation                              -              -             -              -           3,745
    Loss from discontinued operations         -              -             -              -          26,331
    Acquistion costs                          -              -             -              -           2,300
    General and administrative                -              -             -              -          61,821
                                     -----------   ------------   -----------    -----------     -----------

        Total Expenses                        -              -             -              -          94,197
                                     -----------   ------------   -----------    -----------     -----------

Net Loss                                    $ -            $ -           $ -            $ -        $(33,095)
                                     ===========   ============   ===========    ===========     ===========

Net Loss per share common stock             $ -            $ -           $ -            $ -
                                     ===========   ============   ===========    ===========

Weighted average number of
   common shares outstanding          4,471,900      4,471,900     4,471,900      4,471,900
                                     ===========   ============   ===========    ===========



   The accompanying notes are an integral part of these financial statements.



                                 THE ART BOUTIQUE, INC.
                             (A Development Stage Company)
                                  Stockholders' Equity
                                      (Unaudited)


                                                                               Deficit
                                                              Additional       Accum. During
                                        Common Stock            Paid-in        the Development
                                 ---------------------------
                                   # of Shares     Amount       Capital        Stage            Totals
                                   -----------     ------     ------------   ------------       ------
May 11, 1984                          396,900       $ 8,745           $ -            $ -       $ 8,745

Net Loss for period                         -             -             -         (6,376)       (6,376)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1984           396,900         8,745             -         (6,376)        2,369
                                 -------------   -----------  ------------   ------------   -----------

Issued in 1985                         30,900         9,300             -              -         9,300
Net Loss for year                           -             -             -         (8,513)       (8,513)
                                 -------------   -----------  ------------   ------------   -----------
Balance -  December 31, 1985          427,800        18,045             -        (14,889)        3,156
                                 -------------   -----------  ------------   ------------   -----------

Issued in 1986                         25,200         7,450             -              -         7,450
Net Loss for year                           -             -             -         (9,869)       (9,869)
                                 -------------   -----------  ------------   ------------   -----------
Balance -  December 31, 1986          453,000        25,495             -        (24,758)          737
                                 -------------   -----------  ------------   ------------   -----------

Net Loss for year                           -             -             -           (589)         (589)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1987           453,000        25,495             -        (25,347)          148
                                 -------------   -----------  ------------   ------------   -----------

Issued in 1988                            900           300             -              -           300
Net Loss for year                           -             -             -         (2,221)       (2,221)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1988           453,900        25,795             -        (27,568)       (1,773)
                                 -------------   -----------  ------------   ------------   -----------

Issued in 1989                         12,000         2,000             -              -         2,000
Net Profit for yer                          -             -             -            356           356
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1989           465,900        27,795             -        (27,212)          583
                                 -------------   -----------  ------------   ------------   -----------

Net Loss for year                           -             -             -            (64)          (64)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1990           465,900        27,795             -        (27,276)          519
                                 -------------   -----------  ------------   ------------   -----------

Issued in 1991                          3,000         1,000             -              -         1,000
Net Loss for year                           -             -             -           (475)         (475)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1991           468,900        28,795             -        (27,751)        1,044
                                 -------------   -----------  ------------   ------------   -----------

Net Profit for year                         -             -             -            155           155
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1992           468,900        28,795             -        (27,596)        1,199
                                 -------------   -----------  ------------   ------------   -----------

Net Profit for year                         -             -             -          1,265         1,265
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1993           468,900        28,795             -        (26,331)        2,464
                                 -------------   -----------  ------------   ------------   -----------

Net Loss for year                           -             -             -           (660)         (660)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1994           468,900        28,795             -        (26,991)        1,804
                                 -------------   -----------  ------------   ------------   -----------




                                 THE ART BOUTIQUE, INC.
                             (A Development Stage Company)
                                  Stockholders' Equity
                                      (Unaudited)
                                       Continued


Issued in 1995                          3,000         1,000             -              -         1,000
Net Loss for year                           -             -             -         (2,851)       (2,851)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1995           471,900        29,795             -        (29,842)          (47)
                                 -------------   -----------  ------------   ------------   -----------

Net Profit for year                         -             -             -             47            47
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1996           471,900        29,795             -        (29,795)            -
                                 -------------   -----------  ------------   ------------   -----------

Issued March 14, 1997               4,000,000         1,000             -              -         1,000
Net Loss for year                           -             -             -         (1,000)       (1,000)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1997         4,471,900        30,795             -        (30,795)            -
                                 -------------   -----------  ------------   ------------   -----------

Net Profit for year                         -             -             -              -             -
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1998         4,471,900        30,795             -        (30,795)            -
                                 -------------   -----------  ------------   ------------   -----------

Net Profit for year                         -             -             -              -             -
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1999         4,471,900        30,795             -        (30,795)            -
                                 -------------   -----------  ------------   ------------   -----------

Cash for acquisition                        -             -         2,300              -         2,300
Net Loss for year                           -             -             -         (2,300)       (2,300)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 2000         4,471,900        30,795         2,300        (33,095)            -
                                 -------------   -----------  ------------   ------------   -----------

Net Loss for period                         -             -             -              -             -
                                 -------------   -----------  ------------   ------------   -----------
Balance - June 30, 2001             4,471,900      $ 30,795       $ 2,300      $ (33,095)          $ -
                                 =============   ===========  ============   ============   ===========



   The accompanying notes are an integral part of these financial statements.


                                        THE ART BOUTIQUE, INC.
                                    (A Development Stage Company)
                                       Statements of Cash Flows
                                             (Unaudited)

                                           Indirect Method


                                                                                                     May 15, 1984
                                                                  Six-Month Period Ended             (Inception) to
                                                                         June 30,                    June 30,
                                                                 2001                2000               2001
                                                             ---------------------------------       -----------
Cash Flows from Operating Activities:
Net Loss                                                               $ -           $      0          $(33,095)
Adjustments to reconcile net loss to net cash used
   by operating activities
  Stock issued for services                                              -                  -             1,000
 Changes in operating assets and liabilities:
   Depreciation                                                          -                  -            18,316
   Decrease (Increase) in Prepaid Expenses                               -                  -                 -
                                                             --------------      -------------       -----------
Net Cash Flows Used by Operating Activities                              -                  0           (13,779)
                                                             --------------      -------------       -----------

Cash Flows from Investing Activities:
   Sale of Equipment (Net)                                               -                  -             2,902
   Acquisition of Fixed Assts                                            -                  -           (21,218)
                                                             --------------      -------------       -----------
Net Cash Flows Provided by Investing Activities                          -                  -           (18,316)
                                                             --------------      -------------       -----------

Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                           -                  0             2,300
   Issuance of Common Stock                                              -                  -            29,795
                                                             --------------      -------------       -----------
Net Cash Flows Provided by Financing Activities                          -                  0            32,095
                                                             --------------      -------------       -----------

Net Increase (Decrease) in Cash                                          -                  -                 -
                                                             --------------      -------------       -----------

Cash at Beginning of Period                                             -                   -                 -
                                                             --------------      -------------       -----------

Cash at End of Period                                                  $ -                $ -               $ -
                                                             ==============      =============       ===========

Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                             $ -                $ -               $ -
                                                             ==============      =============       ===========
    Cash paid for taxes                                                $ -                $ -               $ -
                                                             ==============      =============       ===========

Supplemental Disclosure of Non-Cash Transactions
    Stock issued for services                                                                         4,000,000




   The accompanying notes are an integral part of these financial statements.

                             THE ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

         Organization:

         The Company was organized in the State of Wyoming on May 15, 1984. The Company operated from the date of organization through November 30, 1996 conduction art classes, teaching painting techniques, and selling supplies. The Company closed their operation and liquidated all of its assets in full settlement of its liabilities on December 19, 1996. The Company's fiscal year end is December 31.

         Basis of Presentation - Development Stage Company

         The Company has not earned significant revenues from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of an development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

         Basis of Accounting

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

         Cash and Cash Equivalents:

         The Company considers all highly-liquid debt instruments, with an original maturity of three months, to be cash equivalents.

         Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

         Net Loss Per Share

         Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

                             THE ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)



         Fair value of Financial Instruments

         The carrying amount of the note payable is an reasonable estimate of fair value as the loan bears interest based on market rates currently available for debt with similar terms and because of the short-term nature of this financial instrument.

         Other Comprehensive Income

         Art Boutique, Inc. has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Note 2 - Federal Income Tax:

         The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes.

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

         Deferred tax assets:
         Net operating loss carryforwards                   $33,095
         Valuation allowance                                (33,095)
                                                            --------
         Net deferred tax assets                            $     -
                                                            ========

         At June 30, 2001, the Company had net operating loss carryforwards of approximately $32,895 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will expire in 2007.

Note 3 - Capital Stock Transactions

         The authorized capital stock of the Company is 50,000,000 shares of common stock at no par value. During the year ended, the Company issued no shares of common stock.

                             THE ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)


Note 4 - Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company is in the development stage and has not earned any revenues from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 5 - Merger

         On December 5, 2000 a merger was completed between Kearney, Inc. and The Art Boutique, both development stage companies. After purchasing 100% of the stock in Kearney, Inc. for the initial purchase price, the parent company, The Art Boutique, Inc. adopted a resolution to merge the subsidiary, Kearney, Inc., into the parent, The Art Boutique, Inc.

Note 6 - Segment Information

         Art Boutique, Inc. operates primarily in a single operating segment, mainly the merger and acquisition of small businesses interested in merging.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2001 COMPARED TO SAME PERIOD ENDED JUNE 30, 2000.

The Company had no revenues from operations in the period in 2001 or 2000. The Company incurred no expenses in the period in 2001 or 2000 and had no profit or loss on operations or profit or loss per share.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO SAME PERIOD ENDED JUNE 30, 2000.

The Company had no revenues from operations in the period in 2001 or 2000. The Company incurred no expenses in the period in 2001 or 2000 and had no profit or loss on operations or profit or loss per share.


LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash capital at the end of the period and no assets. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

                  None

ITEM 2.       CHANGES IN SECURITIES

                  None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were made for the period for which this report is filed.

                             THE ART BOUTIQUE, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE ART BOUTIQUE, INC.



Date: October 4, 2001                    /s/ William A. Erickson
                                         -----------------------------
                                         William A. Erickson, President