Form 10QSB
period 2001-09-30
ART BOUTIQUE INC
filed 2002-01-11
CIK 1129458

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
September 30, 2001                                        000-32099



                             The Art Boutique, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
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

                       4,471,900 as of September 30, 2001

                             THE ART BOUTIQUE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                  For the NINE-MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s





                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Art Boutique, Inc.
Casper, WY


We have reviewed the accompanying balance sheet of Art Boutique, Inc. (A Development Stage Company) as of September 30, 2001 and the related statements of operations for the three and nine-months ended September 30, 2001, cash flows, and stockholders' equity for the nine-months ended September 30, 2001 and for the period May 15, 1984 (inception) to September 30, 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 10, 2001, we expressed an unqualified opinion and those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
January 7, 2002


                                     THE ART BOUTIQUE, INC.
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)


                                                                           September 30,           December 31,
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



                                         THE ART BOUTIQUE, INC.
                                    (A Development Stage Company)
                                       Statements of Operations
                                             (Unaudited)



                                       Three-Month Period Ended      Nine-Month Period Ended     May 15, 1984
                                             September 30,                September 30,          Inception to
                                        2001          2000           2001           2000         September 30, 2001
                                       ------------------------      ----------------------      ------------------

Revenue                                     $ -            $ -           $ -            $ -        $ 61,102

Expenses:

    Depreciation                              -              -             -              -           3,745
    Loss from discontinued operations         -              -             -              -          26,331
    Acquistion costs                          -              -             -              -           2,300
    General and administrative                -              -             -              -          61,821
                                     -----------   ------------   -----------    -----------     -----------

        Total Expenses                        -              -             -              -          94,197
                                     -----------   ------------   -----------    -----------     -----------

Net Loss                                    $ -            $ -           $ -            $ -        $(33,095)
                                     ===========   ============   ===========    ===========     ===========

Net Loss per share common stock             $ -            $ -           $ -            $ -
                                     ===========   ============   ===========    ===========

Weighted average number of
   common shares outstanding          4,471,900      4,471,900     4,471,900      4,471,900
                                     ===========   ============   ===========    ===========



   The accompanying notes are an integral part of these financial statements.



                                 THE ART BOUTIQUE, INC.
                             (A Development Stage Company)
                                  Stockholders' Equity
                                      (Unaudited)


                                                                              Deficit
                                                              Additional    Accum. During
                                        Common Stock            Paid-in     the Development
                                 ---------------------------
                                   # of Shares     Amount       Capital         Stage         Totals
                                   -----------     ------     ------------   ------------    ---------

May 11, 1984                          396,900       $ 8,745           $ -            $ -       $ 8,745

Net Loss for period                         -             -             -         (6,376)       (6,376)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1984           396,900         8,745             -         (6,376)        2,369
                                 -------------   -----------  ------------   ------------   -----------

Issued in 1985                         30,900         9,300             -              -         9,300
Net Loss for year                           -             -             -         (8,513)       (8,513)
                                 -------------   -----------  ------------   ------------   -----------
Balance -  December 31, 1985          427,800        18,045             -        (14,889)        3,156
                                 -------------   -----------  ------------   ------------   -----------

Issued in 1986                         25,200         7,450             -              -         7,450
Net Loss for year                           -             -             -         (9,869)       (9,869)
                                 -------------   -----------  ------------   ------------   -----------
Balance -  December 31, 1986          453,000        25,495             -        (24,758)          737
                                 -------------   -----------  ------------   ------------   -----------

Net Loss for year                           -             -             -           (589)         (589)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1987           453,000        25,495             -        (25,347)          148
                                 -------------   -----------  ------------   ------------   -----------

Issued in 1988                            900           300             -              -           300
Net Loss for year                           -             -             -         (2,221)       (2,221)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1988           453,900        25,795             -        (27,568)       (1,773)
                                 -------------   -----------  ------------   ------------   -----------

Issued in 1989                         12,000         2,000             -              -         2,000
Net Profit for yer                          -             -             -            356           356
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1989           465,900        27,795             -        (27,212)          583
                                 -------------   -----------  ------------   ------------   -----------

Net Loss for year                           -             -             -            (64)          (64)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1990           465,900        27,795             -        (27,276)          519
                                 -------------   -----------  ------------   ------------   -----------

Issued in 1991                          3,000         1,000             -              -         1,000
Net Loss for year                           -             -             -           (475)         (475)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1991           468,900        28,795             -        (27,751)        1,044
                                 -------------   -----------  ------------   ------------   -----------

Net Profit for year                         -             -             -            155           155
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1992           468,900        28,795             -        (27,596)        1,199
                                 -------------   -----------  ------------   ------------   -----------

Net Profit for year                         -             -             -          1,265         1,265
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1993           468,900        28,795             -        (26,331)        2,464
                                 -------------   -----------  ------------   ------------   -----------

Net Loss for year                           -             -             -           (660)         (660)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1994           468,900        28,795             -        (26,991)        1,804
                                 -------------   -----------  ------------   ------------   -----------





                                 THE ART BOUTIQUE, INC.
                             (A Development Stage Company)
                                  Stockholders' Equity
                                      (Unaudited)
                                       Continued




Issued in 1995                          3,000         1,000             -              -         1,000
Net Loss for year                           -             -             -         (2,851)       (2,851)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1995           471,900        29,795             -        (29,842)          (47)
                                 -------------   -----------  ------------   ------------   -----------

Net Profit for year                         -             -             -             47            47
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1996           471,900        29,795             -        (29,795)            -
                                 -------------   -----------  ------------   ------------   -----------

Issued March 14, 1997               4,000,000         1,000             -              -         1,000
Net Loss for year                           -             -             -         (1,000)       (1,000)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1997         4,471,900        30,795             -        (30,795)            -
                                 -------------   -----------  ------------   ------------   -----------

Net Profit for year                         -             -             -              -             -
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1998         4,471,900        30,795             -        (30,795)            -
                                 -------------   -----------  ------------   ------------   -----------

Net Profit for year                         -             -             -              -             -
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1999         4,471,900        30,795             -        (30,795)            -
                                 -------------   -----------  ------------   ------------   -----------

Cash for acquisition                        -             -         2,300              -         2,300
Net Loss for year                           -             -             -         (2,300)       (2,300)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 2000         4,471,900        30,795         2,300        (33,095)            -
                                 -------------   -----------  ------------   ------------   -----------

Net Loss for period                         -             -             -              -             -
                                 -------------   -----------  ------------   ------------   -----------
Balance - September 30, 2001        4,471,900      $ 30,795       $ 2,300      $ (33,095)          $ -
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


                                        THE ART BOUTIQUE, INC.
                                    (A Development Stage Company)
                                       Statements of Cash Flows
                                             (Unaudited)

                                           Indirect Method


                                                                                                     May 15, 1984
                                                                  Nine-Month Period Ended            (Inception) to
                                                                       September 30,                 September 30,
                                                                 2001                2000               2001
                                                             ---------------------------------       -----------
Cash Flows from Operating Activities:
Net Loss                                                               $ -           $      -          $(33,095)
Adjustments to reconcile net loss to net cash used
   by operating activities
  Stock issued for services                                              -                  -             1,000
 Changes in operating assets and liabilities:
   Depreciation                                                          -                  -            18,316
   Decrease (Increase) in Prepaid Expenses                               -                  -                 -
                                                             --------------      -------------       -----------
Net Cash Flows Used by Operating Activities                              -                  -           (13,779)
                                                             --------------      -------------       -----------

Cash Flows from Investing Activities:
   Sale of Equipment (Net)                                               -                  -             2,902
   Acquisition of Fixed Assts                                            -                  -           (21,218)
                                                             --------------      -------------       -----------
Net Cash Flows Provided by Investing Activities                          -                  -           (18,316)
                                                             --------------      -------------       -----------

Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                           -                  -             2,300
   Issuance of Common Stock                                              -                  -            29,795
                                                             --------------      -------------       -----------
Net Cash Flows Provided by Financing Activities                          -                  -            32,095
                                                             --------------      -------------       -----------

Net Increase (Decrease) in Cash                                          -                  -                 -
                                                             --------------      -------------       -----------

Cash at Beginning of Period                                             -                   -                 -
                                                             --------------      -------------       -----------

Cash at End of Period                                                  $ -                $ -               $ -
                                                             ==============      =============       ===========

Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                             $ -                $ -               $ -
                                                             ==============      =============       ===========
    Cash paid for taxes                                                $ -                $ -               $ -
                                                             ==============      =============       ===========

Supplemental Disclosure of Non-Cash Transactions
    Stock issued for services - 4,000,000 shares                                                         $1,000




   The accompanying notes are an integral part of these financial statements.

                             THE ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)


Note 1 - Presentation of Interim Information

In the opinion of the management of Art Boutique, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three-months and nine-months ended September 30, 2001 and 2000, and cash flows for the nine-months ended September 30, 2001 and 2000, and for the period May 15, 1984 (Inception) to September 30, 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000, and the reader is cautioned to review the Audited Financial Statements for the year ended December 31, 2000 and accompanying footnotes thereto.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2000.

The Company had no revenues from operations in the period in 2001 or 2000. The Company incurred no expenses in the period in 2001 or 2000 and had no profit or loss on operations or profit or loss per share.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2000.

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



                                         THE ART BOUTIQUE, INC.



Date: January 9, 2001                    /s/ William A. Erickson
                                         -----------------------------
                                         William A. Erickson, President