Form 10QSB
period 2001-03-31
ART BOUTIQUE INC
filed 2002-02-22
CIK 1129458

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
March 31, 2001                                        000-32099



                             The Art Boutique, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
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

                         4,471,900 as of March 31, 2001

                             THE ART BOUTIQUE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                    FOR THE THREE-MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s





                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Art Boutique, Inc.
Casper, WY


We have reviewed the accompanying balance sheet of Art Boutique, Inc. (A Development Stage Company) as of March 31, 2001 and the related statements of operations for the three months ended March 31, 2001, cash flows, and stockholders' equity for the three months ended March 31, 2001 and for the period May 15, 1984 (inception) to March 31, 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 10, 2001, we expressed an unqualified opinion and those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
February 21, 2002


                                     THE ART BOUTIQUE, INC.
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)


                                                                             March 31,             December 31,
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



                                         THE ART BOUTIQUE, INC.
                                    (A Development Stage Company)
                                       Statements of Operations
                                             (Unaudited)



                                       Three-Month Period Ended     May 15, 1984
                                              March 31,             Inception to
                                        2001          2000          March 31, 2001
                                       ------------------------     -------------

Revenue                                     $ -            $ -        $ 61,102

Expenses:

    Depreciation                              -              -           3,745
    Loss from discontinued operations         -              -          26,331
    Acquistion costs                          -              -           2,300
    General and administrative                -              -          61,821
                                     -----------   ------------     -----------

        Total Expenses                        -              -          94,197
                                     -----------   ------------     -----------

Net Loss                                    $ -            $ -        $(33,095)
                                     ===========   ============     ===========

Net Loss per share common stock             $ -            $ -
                                     ===========   ============

Weighted average number of
   common shares outstanding          4,471,900      4,471,900
                                     ===========   ============



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




                                 THE ART BOUTIQUE, INC.
                             (A Development Stage Company)
                                  Stockholders' Equity
                                      (Unaudited)
                                       Continued


Issued in 1995                          3,000         1,000             -              -         1,000
Net Loss for year                           -             -             -         (2,851)       (2,851)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1995           471,900        29,795             -        (29,842)          (47)
                                 -------------   -----------  ------------   ------------   -----------

Net Profit for year                         -             -             -             47            47
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1996           471,900        29,795             -        (29,795)            -
                                 -------------   -----------  ------------   ------------   -----------

Issued March 14, 1997               4,000,000         1,000             -              -         1,000
Net Loss for year                           -             -             -         (1,000)       (1,000)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1997         4,471,900        30,795             -        (30,795)            -
                                 -------------   -----------  ------------   ------------   -----------

Net Profit for year                         -             -             -              -             -
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1998         4,471,900        30,795             -        (30,795)            -
                                 -------------   -----------  ------------   ------------   -----------

Net Profit for year                         -             -             -              -             -
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 1999         4,471,900        30,795             -        (30,795)            -
                                 -------------   -----------  ------------   ------------   -----------

Cash for acquisition                        -             -         2,300              -         2,300
Net Loss for year                           -             -             -         (2,300)       (2,300)
                                 -------------   -----------  ------------   ------------   -----------
Balance - December 31, 2000         4,471,900        30,795         2,300        (33,095)            -
                                 -------------   -----------  ------------   ------------   -----------

Net Loss for period                         -             -             -              -             -
                                 -------------   -----------  ------------   ------------   -----------
Balance - March 31, 2001            4,471,900      $ 30,795       $ 2,300      $ (33,095)          $ -
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


                                        THE ART BOUTIQUE, INC.
                                    (A Development Stage Company)
                                       Statements of Cash Flows
                                             (Unaudited)

                                           Indirect Method


                                                                                                     May 15, 1984
                                                                 Three-Month Period Ended            (Inception) to
                                                                        March 31,                    March 31,
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

                             THE ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)


Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of The Art Boutique, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000, and the reader is cautioned to review the Audited Financial Statements for the year ended December 31, 2000 and accompanying footnotes thereto.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2001 COMPARED TO SAME PERIOD ENDED MARCH 31, 2000.

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



                                         THE ART BOUTIQUE, INC.



Date: February 21, 2002                  /s/ Ronald A. Shogren
                                         -----------------------------
                                         Ronald A. Shogren, President