Form 10KSB
period 2000-12-31
ART BOUTIQUE INC
filed 2002-02-25
CIK 1129458

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2000

                        Commission file number 000-32099

                             THE ART BOUTIQUE, INC.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)

                                  KEARNEY, INC.
                            -----------------------
                            (Former name pre-merger)

        Wyoming                                             83-0269496
      ------------                                        --------------
(State of incorporation)                                (I.R.S. Employer
                                                        Identification No.)

                      214 S. Center, Casper, Wyoming 82601
                    ----------------------------------------
               (Address of principal executive offices) (Zip Code)

            Registrant's telephone number, including area code: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                               Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $0

There were 4,471,900 shares of the Registrant's common stock outstanding as of December 31, 2000.

The aggregate market value of the 411,900 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on December 31, 2000.

                                TABLE OF CONTENTS

PART I

         Item 1. Description of Business
         Item 2. Description of Property
         Item 3. Legal Proceedings
         Item 4. Submission of Matters to a Vote of Security Holders

PART II

         Item 5. Market for Common Equity and Related Stockholder Matters
         Item 6. Management's Discussion and Analysis or Plan of Operation
         Item 7. Financial Statements
         Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         Item 10. Executive Compensation
         Item 11. Security Ownership of Certain Beneficial Owners and Management
         Item 12. Certain Relationships and Related Transactions
         Item 13. Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

         General

                  The Company was incorporated under the laws of the State of Wyoming on May 15, 1984 as Fred Hudson Studios, Inc. Since 1996, the Company's activities have been re-organizational ones, directed at seeking a business. The name was changed to The Art Boutique, Inc. in 1996. The Company was formed to seek business opportunities and is currently a "shell" with no business. The company has no commercial operations as of date hereof. The company has no full-time employees and owns no real estate.

     On November 3, 2000, The Art Boutique, Inc. subscribed for and paid for one million shares of common stock of Kearney, Inc. for $3,000. Kearney, Inc. used the proceeds of the subscription to rescind the subscriptions and repay the original investment of all original shareholders of Kearney, Inc. A total of 720,000 shares were rescinded. After the recission, the Art Boutique, Inc. owned 100% of the issued and outstanding shares of Kearney, Inc. and then conducted a statutory merger with its wholly owned subsidiary.

     In November 2000, The Art Boutique, Inc. executed its Plan of Merger and Articles of Merger with Kearney, Inc. At the time of the effective date of the merger, The Art Boutique, Inc. owned 100% of the issued and outstanding stock of Kearney, Inc. A total of 720,000 of the outstanding shares of Kearney, Inc. were rescinded prior to the merger. The Art Boutique, Inc. is the surviving company after the merger.

         The Company is a "shell" company and its only current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

         At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company is filing Form 10-SB on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934. As a "reporting company," the Company may be more attractive to a private acquisition target because it may be listed to trade its shares on the OTCBB.

         It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that no funds that are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

         The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or a stock exchange (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

         The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

         As a consequence of this registration of its securities, any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates.

         If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the
Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

         Depending upon the nature of the transaction, the current officers and directors of the Company may resign management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

         It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and director, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

         The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Wyoming law to enter into such a transaction if:

1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders. Investigation and Selection of Business Opportunities

         To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

         It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

         It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

         The analysis of business opportunities will be undertaken by or under the supervision of the Company's President, who is not a professional business analyst. See "Management." Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

5. The extent to which the business opportunity can be advanced;

6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

         In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total net tangible assets of at least $4,000,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

         No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

         The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

         Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

         As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

         It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - Regulation of Penny Stocks."

         Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

         There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Form of Acquisition

         It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

         It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

         It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

         The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

         As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

         It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

         In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that management may offer to sell a controlling interest at a price not relative to or reflective of any value of the shares sold by management, and at a price which could not be achieved by individual shareholders at the time.

Investment Company Act and Other Regulation

         The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

         Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

         The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

         Any securities which the Company might acquire in exchange for its Common Stock are expected to be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

         An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

         The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will possibly experience competition from other public "blank check" companies, some of which may have more funds available than does the Company.

No Rights of Dissenting Shareholders

         The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because Wyoming Business Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. A transaction could be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Wyoming law.

No Target Candidates for Acquisition

         None of the Company's Officers, Directors, promoters, affiliates, or associates have had any preliminary contact or discussion with any specific candidate for acquisition. There are no present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

Administrative Offices

         The Company currently maintains a mailing address at P.O. Box 4644, Casper, Wyoming 82604 which is the mailing address of its President. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

         The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered, if for. See "Executive Compensation" and under "Certain Relationships and Related Transactions."


Item 2.  PROPERTIES

         Facilities

         The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at P.O. Box 4644, Casper, Wyoming 82604-4644. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

         Real Property

         None

         Mineral Properties

         None

Item 3.  LEGAL PROCEEDINGS

         As of December 31, 2000, the Company was neither a party nor were any of its properties subject to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

 As of the date of this report, there has been no trading or quotation of the Company's common stock from inception to date.

         As of December 31, 2000, there were 53 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Financial Condition and Changes in Financial Condition

         Liquidity and Capital Resources

         At year end, the Company had no cash or other assets. The Company had no liabilities. The Company has become a reporting company under the Securities Exchange Act of 1934 by merger with Kearney, Inc. and is seeking a business opportunity and capital.


Results of Operations for the Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         The Company had no revenues or operations during the year. The sole significant activity was the purchase of control of Kearney, Inc. and the subsequent merger with Kearney, Inc. with The Art Boutique, Inc. being the surviving company. The Company incurred expenses of $2100 for acquisition costs and $200 in general and administrative for a total of $2300 in expenses in 2000 compared to no expenses in 1999. The Company had a net loss of ($2300) in 2000 compared to no profit or loss in 1999. The loss per share was nominal in 2000 compared to no profit or loss in 1999.

Item 7.  Financial Statements and Supplementary Data

                  Please refer to pages F-1 through F-8.


Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure

         In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

         The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant and Compliance with
Section 16(a)


The directors and executive officers of the Company as of December 31, 2000, are as follows:


 Name                        Age           Position                                    Term
------                      -----         ----------                                  ------
William A. Erickson*         69            President and Director                      Annual
Michael R. Butler            47            Secretary/Treasurer and Director            Annual
Ronald A. Shogren            75            Director

     WILLIAM A. ERICKSON, age 69, is President and a Director of the Company. Mr. Erickson graduated from the University of Wyoming in 1959 with a Bachelor of Science degree in Education. He served in the Armed Forces from 1950 to 1955. He has been associated with the real estate business for forty years, starting in 1960 when he received his real estate license. He qualified as a real estate broker in 1986. Mr. Erickson is currently working toward an Associate of Applied Science Degree/Computer Science with Business option. Mr. Erickson was a Director and officer of Bird-Honomichl, Inc. (1994-1998). Mr. Erickson is currently an Officer and Director of The Art Boutique, Inc., Fuels, Inc., Prairie, Inc., and was an officer and Director of Kearney, Inc. (1999 - 2000). He has been an Officer and Director of Tempus, Inc. (1997 - May 2000) and is President and Director of Garner Investments, Inc.

     Ronald A. Shogren, age 75, is President and a Director of the Company. Mr. Shogren attended Eastern Montana College. Mr. Shogren is the past Exalted Ruler of the Casper's Elk Lodge 1353. Mr. Shogren has been a licensed general contractor from 1976 to present. Mr. Shogren also has seventeen years experience as an insurance claims adjuster and presently owns and operates Cowboy State Claims Service. Mr. Shogren is President and Director of Shogi, Inc. and a Director of Butts, Inc. He is a Director of Garner Investments, Inc.

     Michael R. Butler, age 47, is Secretary/Treasurer and a Director of the Company. Mr. Butler was employed for 19 years by Amoco Production Company, an oil and gas producing company operating in the state of Wyoming. In 1997 and 1998, Mr. Butler has owned and operated a farm/ranch west of Casper, Wyoming.

Mr. Butler has been trained in and has experience in waterflood injection, oil and gas producing operations, maintenance, and wetland development. Mr. Butler is a Director of Hindsight, Inc. dba Oil city Printers, a commercial printing business, (since 1988). Mr. Butler is a Director and Secretary/Treasurer of The Art Boutique, Inc. (since 1996), Phillips 44, Inc. (1998 - 2000), and was a Director and Secretary of Tempus, Inc. (1197 - 2000).

* Mr. Erickson resigned as Director and President in December, 2001. Ronald A. Shorgren was appointed President in December, 2001.

         No appointee for a director position has been subject of any civil regulatory proceeding or any criminal proceeding in the past five years.

         The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.

         1. The following people did not file reports under Section 16(a) during the most recent fiscal year:

         a.  William Erickson          President and Director*
         b.  Percy S. Chopping, Jr.    Director (resigned)
         c.  Michael R. Butler         Secretary/Treasurer and Director
         d.  Ronald A. Shogren         Director*

* Mr. Erickson resigned as Director and President in December, 2001. Ronald A. Shorgren was appointed President in December, 2001.

         2.       For each person, listed by subparagraph letter above:

Number of late                  Number of                 Known failures
reports                         transactions not          to file forms required
                                reported on a
                                timely basis
---------------                 ----------------          ----------------------

a.       1                              none                           1

b.       1                              none                           1

c.       1                              none                           1

d.       1                              none                           1

Item 10. Executive Compensation

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended December 31, 2000. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                          Year Ended December 31, 2000

                                    Annual Compensation                         Awards
======================== ========= ========== ============= ======================= ====================== ======================
Name and Principal                                                                                         Securities
Position                           Salary     Bonus ($)     Other Annual            Restricted Stock       Underlying
                         Year      ($)                      Compensation ($)        Award(s)($)            Options/SARs(#)
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

William Erickson,                  0          0             0                       0                      0
President (resigned)     2000
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1998      0          0             0                       0                      0
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
Michael R. Butler,                 0          0             0                       0                      0
Secretary                2000
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1998      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
Percy S. Chopping,
Jr., (former President             0          0             0                       0                      0
now resigned)            2000
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1998      0          0             0                       0                      0
======================== ========= ========== ============= ======================= ====================== ======================

         The Company has no employee incentive stock option plan.

         There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

    Option/SAR Grants Table (None)

    Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

    Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                    Cash Compensation                  Security Grants
Name                              Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                                  Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
--------------------------------- ----------------- -------------- --------------------- ------------- -----------------------------
A. Director                       0                 0              0                     0             0
William Erickson (resigned)
B. Director                       0                 0              0                     0             0
Percy S. Chopping, Jr.
B. Director                       0                 0              0                     0             0
Michael R. Butler
B. Director                       0                 0              0                     0             0
Ronald A. Shogren (new President)

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, as of December 31, 2000, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.


                                                      Number of                 Percentage of
                  Name                              Shares Owned                    Class
-------------------------------------------- --------------------------- ----------------------------

William Erickson, President & Director*                       2,020,000                          45%
2300 E. 18th St., #224
Casper, WY  82609
-------------------------------------------- --------------------------- ----------------------------
Ronald A. Shogren, Director                                      20,000                         4.4%
P.O. Box 1308
Casper, WY  82602
-------------------------------------------- --------------------------- ----------------------------
Michael R. Butler, Secretary & Director                       2,020,000                          45%
13750 Bessemer Bend Road
Alcova Point
Casper, WY  82604
-------------------------------------------- --------------------------- ----------------------------

Officers and Directors as a group                             4,060,000                        94.4%

* Mr. Erickson resigned as Director and President in December, 2001. Ronald A. Shorgren was appointed President in December, 2001.

                                     PART IV

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Transactions with Management and Others

There were no transactions or series of transactions during the Registrant's last fiscal year or the current fiscal year, or any currently proposed transactions or series of transactions of the remainder of the fiscal year, in which the amount involved exceeds $60,000 and in which to the knowledge of the Registrant, any director, executive officer, nominee, future director, five percent shareholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest, except that Michael R. Butler, owned 30,000 shares of Kearney, Inc., William A. Erickson owned 120,000 shares of Kearney, Inc., and Percy S. Chopping, Jr. owned 120,000 shares of Kearney, Inc. prior to the acquisition of control of Kearney, Inc. in November 2000 by The Art Boutique, Inc. and the merger of Kearney, Inc. into The Art Boutique, Inc. Those shares were rescinded prior to the merger, so that at the time of the merger, The Art Boutique, Inc. owned 100% of Kearney, Inc.

Item 13. Exhibits and Reports on Form 8-K

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:

                           8-K filed December 8, 2000.
                           8-K/A filed February 16, 2001

                  2.       Exhibits:


                                      INDEX
Regulation
S-K Number          Exhibit                            Page Number

3.1                 Articles of Incorporation          31

3.2                 Bylaws                             35

3.3                 Articles of Amendment              46

10.1                Articles of Merger                 Incorporated by reference
                                                       from 8-K filed
                                                       February 16, 2001

10.2                Plan of Merger                     Incorporated by reference
                                                       from 8-K filed
                                                       February 16, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE ART BOUTIQUE, INC.
                                            (Registrant)

Date: February 25, 2002
                                            /s/ Ronald A. Shogren
                                            ----------------------------------
                                            Ronald A. Shogren, President



                                            DIRECTORS:


                                            /s/ Michael R. Butler
                                            ---------------------------------
                                            Michael R. Butler


                                            /s/ Ronald A. Shogren
                                            ---------------------------------
                                            Ronald A. Shogren

                               ART BOUTIQUE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                          Year Ended December 31, 2000

                           Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                              Telephone: (303) 796-0099
Member: A.I.C.P.A.                                     Fax:(303) 796-0137
Colorado Society of C.P.A.s





Board of Directors
Art Boutique, Inc.
Casper, WY


We have audited the accompanying balance sheet of Art Boutique, Inc. (A Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, cash flows, and stockholders' equity for the years ended December 31, 2000 and 1999 and for the period May 15, 1984 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Boutique, Inc. at December 31, 2000 and 1999 and the results of their operations and their cash flows for the year ended December 31, 2000 and 1999, and for the period May 15, 1987 to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5, condition exist which raised substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
February 10, 2001



                                       ART BOUTIQUE, INC.
                                 (A Development Stage Company)
                                         Balance Sheet
                                          December 31,


                                                                                2000                    1999
                                                                                ----                    ----
ASSETS:
Current Assets:
   Cash                                                                                $ -                   $ -
                                                                          -----------------         -------------

      Total Current Assets                                                               -                     -

TOTAL ASSETS                                                                           $ -                   $ -
                                                                          =================         =============


STOCKHOLDERS' EQUITY:
Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized;
   4,471,900 shares issued and outstanding                                          30,795                30,795
Additional paid-in capital                                                           2,300                     -
Deficit accumulated during the development stage                                   (33,095)              (30,795)
                                                                          -----------------         -------------

      Total stockholders' equity                                                         -                     -
                                                                          -----------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ -                   $ -
                                                                          =================         =============


   The accompanying notes are an integral part of these financial statements.



                                       ART BOUTIQUE, INC.
                                 (A Development Stage Company)
                                    Statements of Operations


                                                          Year Ended                        May 15, 1984
                                                        December 31,                        Inception to
                                                  2000                   1999               December 31, 2000
                                              ---------------------------------             -----------------

Revenue                                                 $ -                    $ -               $ 61,102

Expenses:

    Depreciation                                          -                      -                  3,745
    Loss from discontinued operations                     -                      -                 26,331
    Acquistion costs                                  2,100                      -                  2,100
    General and administrative                          200                      -                 61,821
                                             ---------------         --------------         --------------

        Total Expenses                                2,300                      -                 93,997
                                             ---------------         --------------         --------------

Net Loss                                           $ (2,300)                   $ -               $(32,895)
                                             ===============         ==============         ==============

Net Loss per share common stock                         $ -                    $ -
                                             ===============         ==============

Weighted average number of
   common shares outstanding                      4,471,900              4,471,900
                                             ===============         ==============



   The accompanying notes are an integral part of these financial statements.



                                       ART BOUTIQUE, INC.
                                 (A Development Stage Company)
                                      Stockholders' Equity



                                                                                        Deficit
                                                               Additional           Accum. During
                                         Common Stock            Paid-in           the Development
                                  ---------------------------
                                  # of Shares      Amount        Capital         Stage         Totals
                                  -----------      ------      ------------   ------------     ------
May 11, 1984                          396,900        $ 8,745           $ -            $ -        $ 8,745

Net Loss for period                         -              -             -         (6,376)        (6,376)
                                  ------------   ------------  ------------   ------------   ------------
Balance - December 31, 1984           396,900          8,745             -         (6,376)         2,369
                                  ------------   ------------  ------------   ------------   ------------

Issued in 1985                         30,900          9,300             -              -          9,300
Net Loss for year                           -              -             -         (8,513)        (8,513)
                                  ------------   ------------  ------------   ------------   ------------
Balance -  December 31, 1985          427,800         18,045             -        (14,889)         3,156
                                  ------------   ------------  ------------   ------------   ------------

Issued in 1986                         25,200          7,450             -              -          7,450
Net Loss for year                           -              -             -         (9,869)        (9,869)
                                  ------------   ------------  ------------   ------------   ------------
Balance -  December 31, 1986          453,000         25,495             -        (24,758)           737
                                  ------------   ------------  ------------   ------------   ------------

Net Loss for year                           -              -             -           (589)          (589)
                                  ------------   ------------  ------------   ------------   ------------
Balance - December 31, 1987           453,000         25,495             -        (25,347)           148
                                  ------------   ------------  ------------   ------------   ------------
Issued in 1988                            900            300             -              -            300
Net Loss for year                           -              -             -         (2,221)        (2,221)
                                  ------------   ------------  ------------   ------------   ------------
Balance - December 31, 1988           453,900         25,795             -        (27,568)        (1,773)
                                  ------------   ------------  ------------   ------------   ------------
Issued in 1989                         12,000          2,000             -              -          2,000
Net Profit for yer                          -              -             -            356            356
                                  ------------   ------------  ------------   ------------   ------------
Balance - December 31, 1989           465,900         27,795             -        (27,212)           583
                                  ------------   ------------  ------------   ------------   ------------
Net Loss for year                           -              -             -            (64)           (64)
                                  ------------   ------------  ------------   ------------   ------------
Balance - December 31, 1990           465,900         27,795             -        (27,276)           519
                                  ------------   ------------  ------------   ------------   ------------
Issued in 1991                          3,000          1,000             -              -          1,000
Net Loss for year                           -              -             -           (475)          (475)
                                  ------------   ------------  ------------   ------------   ------------
Balance - December 31, 1991           468,900         28,795             -        (27,751)         1,044
                                  ------------   ------------  ------------   ------------   ------------
Net Profit for year                         -              -             -            155            155
                                  ------------   ------------  ------------   ------------   ------------
Balance - December 31, 1992           468,900         28,795             -        (27,596)         1,199
                                  ------------   ------------  ------------   ------------   ------------

Net Profit for year                         -              -             -          1,265          1,265
                                  ------------   ------------  ------------   ------------   ------------
Balance - December 31, 1993           468,900         28,795             -        (26,331)         2,464
                                  ------------   ------------  ------------   ------------   ------------

Net Loss for year                           -              -             -           (660)          (660)
                                  ------------   ------------  ------------   ------------   ------------
Balance - December 31, 1994           468,900         28,795             -        (26,991)         1,804
                                  ------------   ------------  ------------   ------------   ------------

Issued in 1995                          3,000          1,000             -              -          1,000
Net Loss for year                           -              -             -         (2,851)        (2,851)
                                  ------------   ------------  ------------   ------------   ------------
Balance - December 31, 1995           471,900         29,795             -        (29,842)           (47)
                                  ------------   ------------  ------------   ------------   ------------

Net Profit for year                         -              -             -             47             47
                                  ------------   ------------  ------------   ------------   ------------
Balance - December 31, 1996           471,900         29,795             -        (29,795)             -
                                  ------------   ------------  ------------   ------------   ------------

Issued March 14, 1997               4,000,000          1,000             -              -          1,000
Net Loss for year                           -              -             -         (1,000)        (1,000)
                                  ------------   ------------  ------------   ------------   ------------
Balance - December 31, 1997         4,471,900         30,795             -        (30,795)             -
                                  ------------   ------------  ------------   ------------   ------------

Net Profit for year                         -              -             -              -              -
                                  ------------   ------------  ------------   ------------   ------------
Balance - December 31, 1998         4,471,900         30,795             -        (30,795)             -
                                  ------------   ------------  ------------   ------------   ------------

Net Profit for year                         -              -             -              -              -
                                  ------------   ------------  ------------   ------------   ------------
Balance - December 31, 1999         4,471,900         30,795             -        (30,795)             -
                                  ------------   ------------  ------------   ------------   ------------

Cash for acquisition                        -              -         2,300              -          2,300
Net Loss for year                           -              -             -         (2,300)        (2,300)
                                  ------------   ------------  ------------   ------------   ------------
Balance - December 31, 2000         4,471,900       $ 30,795       $ 2,300      $ (33,095)           $ -
                                  ============   ============  ============   ============   ============


   The accompanying notes are an integral part of these financial statements.



                                       ART BOUTIQUE, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows

                                        Indirect Method


                                                                                                     May 15, 1984
                                                              Year Ended                             (Inception) to
                                                                December 31,                         December 31,
                                                                 2000                1999               2000
                                                             ---------------------------------       -----------
Cash Flows from Operating Activities:
Net Loss                                                          $ (2,300)               $ -          $(33,095)
Adjustments to reconcile net loss to net cash used
   by operating activities
  Stock issued for services                                              -                  -             1,000
 Changes in operating assets and liabilities:
   Depreciation                                                          -                  -            18,316
   Decrease (Increase) in Prepaid Expenses                               -                  -                 -
                                                             --------------      -------------       -----------
Net Cash Flows Used by Operating Activities                         (2,300)                 -           (13,779)
                                                             --------------      -------------       -----------

Cash Flows from Investing Activities:
   Sale of Equipment (Net)                                               -                  -             2,902
   Acquisition of Fixed Assts                                            -                  -           (21,218)
                                                             --------------      -------------       -----------
Net Cash Flows Provided by Investing Activities                          -                  -           (18,316)
                                                             --------------      -------------       -----------

Cash Flows from Financing Activities:
   Proceeds from common stock                                        2,300                  -             2,300
   Issuance of Common Stock                                              -                  -            29,795
                                                             --------------      -------------       -----------
Net Cash Flows Provided by Financing Activities                      2,300                  -            32,095
                                                             --------------      -------------       -----------

Net Increase (Decrease) in Cash                                          -                  -                 -
                                                             --------------      -------------       -----------

Cash at Beginning of Period                                              -                  -                 -
                                                             --------------      -------------       -----------

Cash at End of Period                                                  $ -                $ -               $ -
                                                             ==============      =============       ===========


Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                             $ -                $ -               $ -
                                                             ==============      =============       ===========
    Cash paid for taxes                                                $ -                $ -               $ -
                                                             ==============      =============       ===========

Supplemental Disclosure of Non-Cash Transactions

    Stock issued for services                                                                         4,000,000



   The accompanying notes are an integral part of these financial statements.

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

         Organization:
         ------------

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

         Basis of Presentation - Development Stage Company
         -------------------------------------------------

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

         Basis of Accounting
         -------------------

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

         Cash and Cash Equivalents:
         -------------------------

         The Company considers all highly-liquid debt instruments, with an original maturity of three months, to be cash equivalents.

         Use of Estimates:
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

         Net Loss Per Share
         ------------------

         Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000



         Fair value of Financial Instruments
         -----------------------------------

         The carrying amount of the note payable is an reasonable estimate of fair value as the loan bears interest based on market rates currently available for debt with similar terms and because of the short-term nature of this financial instrument.

         Other Comprehensive Income
         --------------------------

         Art Boutique, Inc. has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Note 2 - Federal Income Tax:
         ------------------

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
                                                            ========

         At December 31, 2000, the Company had net operating loss carryforwards of approximately $32,895 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will expire in 2007.

Note 3 - Capital Stock Transactions
         --------------------------

         The authorized capital stock of the Company is 50,000,000 shares of common stock at no par value. During the year ended, the Company issued no shares of common stock.

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000

Note 4 - Going Concern
         -------------

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

Note 5 - Merger
         ------

         On December 5, 2000 a merger was completed between Kearney, Inc. and The Art Boutique, both development stage companies. After purchasing 100% of the stock in Kearney, Inc. for the initial purchase price, the parent company, The Art Boutique, Inc. adopted a resolution to merge the subsidiary, Kearney, Inc., into the parent, The Art Boutique, Inc.

Note 6 - Segment Information
         -------------------

         Art Boutique, Inc. operates primarily in a single operating segment, mainly the merger and acquisition of small businesses interested in merging

                                   Exhibit 3.1

                            ARTICLES OF INCORPORATION

                            ARTICLES OF INCORPORATION

                                       OF

                            FRED HUDSON STUDIOS, INC.


         I, the undersigned natural person, of the age of twenty-one years or more, acting as Incorporator of the corporation under the Wyoming Business Corporation Act, adopt the following Articles of Incorporation for such corporation:


                                        I

         The name of this corporation is Fred Hudson Studios, Inc.

                                       II

         The period of its duration shall be perpetual.

                                       III

         The purpose for which the corporation is formed is to engage in any and all lawful business or businesses for which a corporation may be organized under the laws of the State of Wyoming and the corporation shall have the power to exercise all of those rights and powers granted or hereafter granted by the laws of the State of Wyoming.

                                       IV

         The aggregate number of shares which the corporation shall have authority to issue is two hundred thirty thousand (230,000) shares, without par value, all of which shall be designated common shares.

                                        V

         The corporation shall not commence business until at least five hundred dollars ($500.00) has been received by it as consideration for the issuance of shares.

                                       VI

         The shareholders shall have pre-emptive rights to acquire additional or treasury shares of the corporation which may at any time be issued and at such price as the Board of Directors may from time to time fix and determine.

                                       VII

         The address of the initial registered office of the corporation and the name of its initial registered agent at such address are:

                  Fred E. Hudson            1105 Crest Hill Drive
                                            P.O. Box 4990
                                            Casper, WY 82604.

                                      VIII

         The number and qualifications of directors of the corporation shall be fixed by the By-Laws. The number of directors constituting the initial Board of Directors of the corporation is two (2) and the names and addresses of the directors who are to serve as directors until the first annual meeting of the shareholders or until their successors are elected and qualify are:

                  Fred E. Hudson            1105 Crest Hill Drive
                                            P.O. Box 4990
                                            Casper, WY 82604

                  Shirley C. Hudson         1105 Crest Hill Drive
                                            P.O. Box 4990
                                            Casper, WY 82604

         The number of directors to be elected at the annual meeting of shareholders next following the time when the shares of the corporation become owned beneficially or of record by more than two (2) shareholders, or at a special meeting called for the election of directors after such time, shall be three (3).

                                       IX

         The name and address of the Incorporator are:

                  Fred E. Hudson            1105 Crest Hill Drive
                                            P.O. Box 4990
                                            Casper, WY 82604


                                        X

         The rights of shareholders to voluntarily sell or transfer shares of the corporation are conditioned upon the prior consent, by majority vote, of the Board of Directors.

         DATED this 11 day of May, 1984.


                                              /s/ Fred E. Hudson
                                              ----------------------------------
                                              Fred E. Hudson


STATE OF WYOMING  )
                  ) ss.
COUNTY OF NATRONA )

         The foregoing instrument was subscribed and sworn to before me by Fred
E. Hudson this 11th day of May, 1984.

         Witness my hand and official seal.


                                              /s/ Joyce W. Moncur
                                              ----------------------------------
                                              Notary Public

My commission expires: Dec. 17, 1985

                                   Exhibit 3.2

                                     BYLAWS

                                     BY-LAWS
                                       OF
                             THE ART BOUTIQUE, INC.
                        (A Wyoming Business Corporation)
                         f/k/a Fred Hudson Studios, Inc.

                                    ARTICLE I

                                     Offices

         The corporation May have such offices, either within or outside the State of Wyoming, as the Board of Directors May designate or as the business of the corporation may require from time to time. The principal office of the corporation shall be located in

         The registered office of the corporation required by the Wyoming Corporation Act to be maintained in the State of Wyoming may but need not be identical with the principal office, and the address of the registered office May be changed from time to time by the Board of Directors.


                                   ARTICLE II

                                  Shareholders

         Section 1. ANNUAL MEETING. The annual meeting of the shareholders shall be held each year for the purpose of electing directors and for the transaction of such other business as may come before the meeting. The annual meeting shall be held at Casper, Wyoming.

         If the day fixed for the annual meeting shall be a legal holiday in the State of Wyoming, such meeting shall be held on the next succeeding business day. If the election of directors shall not be held on the day designated herein for any annual meting of the shareholders or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as may be convenient.

         Section 2. SPECIAL MEETING. Special meetings of the shareholders for any purpose, unless otherwise prescribed by statute, may be called by the president or by the Board of Directors and shall be called by the president at the request of the holders of not less than one-third of all the outstanding shares of the corporation entitled to vote at the meeting.

         Section 3. PLACE OF MEETING. The Board of Directors may designate any place, either within or outside the State of Wyoming as the place for any annual meeting or for any special meeting called by the Board of Directors. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or outside the State of Wyoming as the place for such meeting. If no designation is made, or if a special meeting shall be called otherwise than by the Board, the place for such meeting shall be the registered office of the corporation in Wyoming.

         Section 4. NOTICE OF MEETING. Written or printed notice stating the place, day, and hour of the meeting, and in case of a special meeting, the purposes for which the meeting is called, shall be delivered not less than ten nor more than fifty days before the date of the meeting, either personally or by mail, by or at the direction of the president or the secretary or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the shareholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid. If requested by the person or persons lawfully calling such meeting, the secretary shall give notice thereof at corporate expense.

         Section 5. CLOSING OF TRANSFER BOOKS OR FIXING OF RECORD DATE. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors may provide that the stock transfer books shall be closed for any stated period not exceeding fifty days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten days immediately preceding such meeting. In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than fifty days and, in case of a meeting of shareholders, not less than ten days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If for the determination of shareholders entitled to notice of or to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof except where the determination has been made through the closing of the stock transfer books and the stated period of closing has expired.

         Section 6. VOTING LISTS. The officer or agent having charge of the stock transfer books for shares of the corporation shall make, at least ten days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each, which list for a period of ten days prior to such meeting shall be kept on file at the principal office of the corporation, whether within or outside Wyoming, and shall be subject to inspection by any shareholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting the whole time of the meeting. The original stock transfer books shall be prima facie evidence as to who are the shareholders entitled to examine such list of transfer books or to vote at any meeting of shareholders.

         Section 7. QUORUM. A majority of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. If less than a majority of the outside shares are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

         If a quorum is present, the affirmative vote of a majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the shareholders; unless the vote of a greater number or voting by classes is required by law or by the Articles of Incorporation.

         Section 8. PROXIES. At all meetings of shareholders, a shareholder may vote by proxy executed in writing by the shareholder or by his duly authorized attorney in fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting. No proxy shall be valid after eleven months from the date of its execution unless otherwise provided in the proxy.

         Section 9. VOTING SHARES. Each outstanding share, regardless of class, shall be entitled to one vote, and each fractional share shall be entitled to a corresponding fraction vote on each matter submitted to a vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or classes are limited or denied by the Articles of Incorporation or by the Wyoming Corporation Act. In the election of directors, each record holder of stock entitled to vote at such election shall have the right to vote the number of shares owned by him for as many persons as there are directors to be elected and for whose election he has the right to vote.

         Section 10. VOTING OF SHARES BY CERTAIN HOLDERS. Neither treasury shares, nor shares of its own stock held by the corporation in a fiduciary capacity, nor shares held by another corporation if the majority of the share entitled to vote for the election of directors of such other corporation is held by this corporation, shall be voted at any meeting or counted in determining the total number of outstanding shares at any given time.

         Shares standing in the name of another corporation may be voted by such officer, agent or proxy as the by-laws of such corporation may prescribe or, in the absence of such provision, as the Board of Directors of such corporation may determine.

         Shares held by an administrator, executor, guardian or conservator may be voted by him, either in person or by proxy, without a transfer of such shares into his name. Shares outstanding in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his name.

         Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority so to do be contained in an appropriate order of court by which such receiver was appointed.

         A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

         Section 11. NEGATION OF EQUITABLE INTERESTS IN SHARES OR RIGHTS. The corporation shall be entitled to treat the registered holder of any shares of the corporation as the owner thereof for all purposes, including all rights deriving from such shares, and shall not be bound to recognize any equitable or other claim to or interest in such shares or rights deriving from such shares on the part of any other person, including, but without limiting the generality hereof, a purchaser, assignee or transferee of such shares or right deriving from such shares, unless and until such purchaser, assignee, transferee or other person becomes the registered holder of such shares, whether or not the corporation shall have either actual or constructive notice of the interest of such purchaser, assignee, transferee or other person. The purchaser, assignee or transferee of any of the shares of the corporation shall not be entitled: to receive notice of the meetings of the shareholders; to vote at such meetings; to examine a list of the shareholders; to be paid dividends or other sums payable to shareholders; or to own, enjoy and exercise any other property or rights deriving from such shares against the corporation until such purchaser, assignee or transferee has become the registered holder of such shares.

         Section 12. INFORMAL ACTION BY SHAREHOLDERS. Any action required to be taken at a meeting of the shareholders or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof. Such consent shall have the same force and effect as unanimous vote of the shareholders and may be stated as such in any articles or document filed with the Secretary of State of Wyoming under the Wyoming Corporation Act.


                                   ARTICLE III

                               Board of Directors

         Section 1. GENERAL POWERS. The business and affairs of the corporation shall be managed by its Board of Directors, except as otherwise provided in the Wyoming Corporation Act of the Articles of Incorporation.

         Section 2. NUMBER, TENURE AND QUALIFICATIONS. The number of directors of the corporation shall be as set forth by the Articles of Incorporation. Directors shall be elected at each annual meeting of shareholders. Each director shall hold office until the next annual meeting of shareholders and thereafter until his successor shall have been elected and qualified. Directors need not be residents of Wyoming or shareholders of the corporation. Directors shall be removable in the manner provided by the statutes of Wyoming.

         Section 3. VACANCIES. Any director may resign at any time by giving written notice to the president or to the secretary of the corporation. Such resignation shall take effect at the time specified therein; and unless otherwise specified therein the acceptance of such resignation shall not be necessary to make it effective. Any vacancy occurring in the Board of Directors may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum. A director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office. Any directorship to be filled by reason of an increase in the number of directors shall be filled by the affirmative vote of a majority of the directors then in office or by an election at an annual meeting or at a special meeting of shareholders called for that purpose.

         Section 4. REGULAR MEETINGS. A regular meeting of the Board of Directors shall be held without other notice than this by-law immediately after and at the same place as the annual meeting of shareholders. The Board of Directors may provide by resolution the time and place, either within or outside Wyoming, for the holding of additional regular meetings without other notice than such resolution.

         Section 5. SPECIAL MEETING. Special meetings of the Board of Directors may be called by or at the request of the president or any two directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or outside Wyoming, as the place for holding any special meeting of the Board of Directors called by them.

         Section 6. NOTICE. Notice of any special meeting shall be given at least seven days prior thereto by written notice delivered personally or mailed to each director at his business address or by notice given at least two days prior thereto by telegram. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, so addressed with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. Any director may waive notice of any meeting. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

         Section 7. QUORUM. A majority of the number of directors shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, but if less than such majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

         Section 8. MANNER OF ACTING. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

         Section 9. COMPENSATION. By resolution of the Board of Directors, any director may be paid any one or more of the following: his expenses, if any, of attendance at meetings; a fixed sum for attendance at each meeting; or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.

         Section 10. PRESUMPTION OF ASSENT. A director of the corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

         Section 11. EXECUTIVE COMMITTEE. The Board of Directors, by resolution adopted by a majority of the number of directors, may designate two or more directors to constitute an executive committee, which shall have and may exercises all of the authority of the Board of Directors of such lesser authority as may be set forth in said resolution. No such delegation of authority shall operate to relieve the Board of Directors or any member of the board from any responsibility imposed by law.

         Section 12. CONTRACTS WITH DIRECTORS. No contract or other transaction of the corporation with any other person, firm or corporation, or in which this corporation is interested, shall be affected or invalidated by the fact that any one or more of the directors or officers of this corporation is interested in or is a director of officer of another corporation, or by the fact that any director or officer, individually or jointly with others, may be a party to or may be interested in any such contract or transaction, provided that full disclosure as to interests, subject matter and relationships of such directors and officers be made at any meeting of the Board of Directors at which action upon such contracts, subject matter or other transactions shall be taken. Such interested directors or officers may not be counted in determining the existence of a quorum at any meeting of the Board of Directors and shall not be included and counted in determining the existence of a majority with respect to such action taken. The provisions of this article shall be in addition to any other rights, indemnities or limitations of liability to which any director or officer may be entitled as a matter of law.

         Section 13. INFORMAL ACTION BY DIRECTORS. Any action required or permitted to be taken at a meeting of the directors may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the directors entitled to vote with respect to the subject matter thereof. Such consent shall have the same force and effect as a unanimous vote of the directors, and may be stated as such in any articles or document filed with the Secretary of State of Wyoming under the Wyoming Corporation Act.

         Section 14. DIVIDENDS. The Board of Directors may from time to time distribute to the shareholders in partial liquidation, out of stated capital or earnings or capital surplus of the corporation, a portion of its assets in cash or property subject to the limitations contained in the statutes of Wyoming.

         Dividends upon the capital stock of the corporation may be declared by the Board of Directors at any regular or special meeting pursuant to law. Dividends may be paid in cash, in property or in shares of the capital stock as provided by the laws of the State of Wyoming and subject to provisions contained in this article. Before payment of any dividends, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time in their absolute discretion think proper as a reserve fund to meet contingencies or for equalizing dividends or for repairing or maintaining any property of the corporation or for such other purposes as the directors shall think conducive to the interests of the corporation, and the directors may abolish any such reserve in the manner in which it was created.


                                   ARTICLES IV

                               Officers and Agents


         Section 1. GENERAL. The officers of the corporation shall be a president, one or more vice presidents, a secretary and treasurer. The Board of Directors may appoint such other officers, assistants to officers, committees and agents, including a chairman of the board, assistant secretaries and assistant treasurers, as they may consider necessary, who shall be chosen in such manner and hold their offices for such terms and have such authority and duties as from time to time may be determined by the Board of Directors. The salaries of all the officers of the corporation shall be fixed by the Board of Directors. One person may hold any two offices, except that no person may simultaneously hold the offices of president and secretary. In all cases where the duties of any officer, agent or employee are not prescribed by the by-laws or by the Board of Directors, such officer, agent or employee shall follow the orders and instructions of the president.

         Section 2. ELECTION AND TERM OF OFFICE. The officers of the corporation shall be elected by the Board of Directors annually at the first meeting of the

Board held after each annual meeting of the shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as may be convenient. Each officer shall hold office until the first of the following to occur: until his successor shall have been duly elected and shall have qualified; until his death; until he shall resign; or until he shall have been removed in the manner hereinafter provided.

         Section 3. REMOVAL. Any officer or agent may be removed by the Board of Directors or by the executive committee whenever in its judgment the best interest of the corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not in itself create contract rights.

         Section 4. VACANCIES. A vacancy in any office, however occurring, may be filled by the Board of Directors for the unexpired portion of the term.

         Section 5. PRESIDENT. The president shall, subject to the direction and supervision of the Board of Directors, be the chief executive officer of the corporation and shall have general and active control of its affairs and business and general supervision of its officers, agents and employees. He shall, unless otherwise directed by the Board of Directors, attend in person or by substitute appointed by him or shall execute on behalf of the corporation written instruments appointing a proxy or proxies to represent the corporation at all meetings of the stockholders of any other corporation in which the corporation shall hold any stock. He may, on behalf of the corporation, in person or by substitute or proxy, execute written waivers of notice and consents with respect to any such meetings. At all such meetings and otherwise the president, in person or by substitute or proxy as aforesaid, may vote the stock so held by the corporation and may execute written consents and other instruments with respect to the ownership of said stock subject, however, to the instructions, if any, of the Board of Directors. The president shall have custody of the treasurer's bond, if any.

         Section 6. VICE PRESIDENTS. The vice presidents shall assist the president and shall perform such duties as may be assigned to them by the president or by the Board of Directors. In the absence of the president, the vice president designated by the Board of Directors or (if there be no such designation) designated in writing by the president shall have the powers and perform the duties of the president. If no such designation shall be made, all vice presidents may exercise such powers and perform such duties.

         Section 7. SECRETARY. The secretary shall: (a) keep the minutes of the proceedings of the shareholders, executive committee and the Board of Directors;
(b) see that all notices are duly given in accordance with the provisions of these by-laws or as required by law; (c) be custodian of the corporate records and of the seal of the corporation and affix the seal to all documents when authorized by the Board of Directors; (d) keep at its registered office or principal place of business within or outside Wyoming a record containing the names and addresses of all shareholders and shall be kept at the office of the corporation's transfer agent or registrar; (e) sign with the president or a vice president certificates for shares of the corporation the issuance of which shall have been authorized by resolution of the Board of Directors; (f) have general charge of the stock transfer books of the corporation, unless the corporation has a transfer agent; and (g) in general perform all duties incident to the office of the secretary and such other duties as from time to time may be assigned to him by the president or by the Board of Directors. Assistant secretaries, if any, shall have the same duties and powers, subject to supervision of the secretary.

         Section 8. TREASURER. The treasurer shall be the principal financial officer of the corporation and shall have the care and custody of all funds, securities, evidences of indebtedness and other personal property of the corporation and shall deposit the same in accordance with the instructions of the Board of Directors. He shall receive and give receipts and acquittances for monies paid in on account of the corporation and shall pay out of the funds on hand all bills, payrolls and other just debts of the corporation of whatever nature upon maturity. He shall perform all other duties incident to the office of the treasurer and upon request of the board shall make such reports to it as may be required at any time. He shall, if required by the board, give the corporation a bond in such sums and with such sureties as shall be satisfactory to the board, conditioned upon the faithful performance of his duties and for the restoration to the corporation of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation. He shall have such other powers and perform such other duties as may from time to time be prescribed by the Board of Directors or the president. The assistant treasurers, if any, shall have the same powers and duties, subject to the supervision of the treasurer.


                                    ARTICLE V

                                      Stock

         Section 1. CERTIFICATES. The shares of stock shall be represented by consecutively numbered certificates signed in the name of the corporation by its president or a vice president and the secretary or an assistant secretary and shall be sealed with the seal of the corporation or with a facsimile thereof. The signature of the company's officers on such certificate may also be facsimiles if the certificate is countersigned by a transfer agent or registered by a registrar other than the corporation itself or an employee of the corporation. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer at the date of its issue. Certificates of stock shall be in such form consistent with law as shall be prescribed by the Board of Directors. No certificate shall be issued until the shares represented thereby are fully paid.

         Section 2. CONSIDERATION FOR SHARES. Shares shall be issued for such consideration, expressed in dollars (but not less than the par value thereof), as shall be fixed from time to time by the Board of Directors. Treasury shares shall be disposed of for such consideration expressed in dollars as may be fixed from time to time by the Board of Directors. Such consideration may consist, in whole or in part of money, other property, tangible or intangible, or in labor or services actually performed for the corporation, but neither promissory notes nor future services shall constitute payment or part payment for shares.

         Section 3. LOST CERTIFICATES. In case of the alleged loss, destruction or mutilation of a certificate of stock, the Board of Directors may direct the issuance of a new certificate in lieu thereof upon such terms and conditions in conformity with law as it may prescribe. The Board of Directors may in its discretion require a bond in such form and amount and with such surety as it may determine before issuing a new certificate.

         Section 4. TRANSFER OF SHARES. Upon surrender to the corporation or to a transfer agent of the corporation of a certificate of stock duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer and such documentary stamps as may be required by law, it shall be the duty of the corporation to issue a new certificate. Every such transfer of stock shall be entered on the stock book of the corporation which shall be kept at its principal office or by the registrar duly appointed.

         The corporation shall be entitled to treat the holder of record of any share of stock as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person whether or not it shall have express or other notice thereof, except as may be required by the laws of Wyoming.

         Except as otherwise provided by law, the stock of the corporation shall be transferable or assignable only on the books of the corporation by the holder thereof, in person or by duly authorized attorney, upon surrender of the certificate of certificates for such shares duly endorsed for transfer.

         Section 5. TRANSFER AGENTS, REGISTRARS AND PAYING AGENT. The Board may at its discretion appoint one or more transfer agents, registrars and agents for making payment upon any class of stock, bond, debenture or other security of the corporation. Such agents and registrars may be located within our outside Wyoming. They shall have such rights and duties and shall be entitled to such compensation as may be agreed.


                                   ARTICLE VI

                    Indemnification of Officers and Directors

         Each director and officer of the corporation, his heirs, executors and administrators, shall be indemnified by the corporation against expenses which he has reasonably incurred in connection with any action, suit or proceedings to which he may be made a party by reason of his being or having been a director or officer of the corporation whether or not he continues to be a director or officer at the time of incurring such expenses except in relation to matters as to which he shall be finally adjudged in any such action, suit or proceeding, whether civil or criminal, to have been guilty of and liable for negligence or misconduct in the performance of his duty as such director and officer. In the event of a settlement of any such action, suit or proceeding, such director or officer shall be indemnified by the corporation against such expenses incurred by such director or officer to the extent, if any, as may be determined in connection with such settlement, and then only if such determination shall have been approved by a court of competent jurisdiction or by a resolution duly adopted by a majority of the whole Board of Directors, and no director included in such majority shall have or shall at any time have had a financial interest adverse to the corporation in the action, suit or proceeding of the subject matter or the outcome thereof. The provisions of this paragraph shall apply to any m ember of any committee appointed by the Board of Directors as fully as though such person shall have been an officer or director of the corporation.

                                   ARTICLE VII

                                  Miscellaneous

         Section 1. WAIVERS OF NOTICE. Whenever notice is required by law or by the certificate of incorporation or by these by-laws, a waiver thereof in writing signed by the director, shareholder or other person entitled to said notice, whether before, at or after the time stated therein or his appearance at such meeting in person or (in the case of a shareholders' meeting) by proxy, shall be equivalent to such notice.

         Section 2. SEAL. The corporate seal of the corporation shall be circular in form and shall contain the name of the corporation and the words "Seal, Wyoming."

         Section 3. FISCAL YEAR. The fiscal year of the corporation if different from a calendar year shall be established by resolution of the Board of Directors.

         Section 4. AMENDMENTS. The Board of Directors shall have power to make, amend and repeal the by-laws of the corporation at any regular meeting of the Board of Directors or at any special meeting called for that purpose. The by-laws may be amended, altered or repealed from time to time by the affirmative vote of the holders of a majority of the stock issued and outstanding at any annual meeting of the shareholders, if notice of the proposed amendment, alteration or repeal is contained in the notice of said meeting.

         Section 5. LIABILITY OF OFFICERS AND DIRECTORS. No person shall be liable to the corporation for any loss or damage suffered by it on account of any action taken or omitted to be taken by him as a director or officer of the corporation in good faith, if such person exercised or used the same degree of care and skill as a prudent man would have exercised or used under the circumstances in the conduct of his own affairs or took or omitted to take such action in reliance upon advice of counsel for the corporation or upon statements made or information furnished by officers and employees of the corporation which he had reasonable grounds to believe or in reliance upon financial statements of the corporation prepared and certified by an independent certified public accountant or an independent firm of certified public accountants.

ADOPTED pursuant to Special Stockholders Meeting December 11, 1996.

                                              /s/ Shirley C. Hudson
                                              ----------------------------------
                                              Shirley C. Hudson, Secretary

                                   Exhibit 3.3

                              ARTICLES OF AMENDMENT

Secretary of State
State of Wyoming
The Capitol
Cheyenne, WY 8200-0020


                              ARTICLES OF AMENDMENT
                                (by Shareholders)

1.       The name of the Corporation is presently Fred Hudson Studios, Inc.

2.       A.       Article I is amended as follows:

                           The name of this corporation is The Art Boutique,
Inc.

         B.       Article IV is amended as follows:

                           The aggregate number of shares which the corporation shall have authority to issue is fifty million (50,000,000) shares without par value, all of which shall be designated common shares.

         C.       Article VI is amended as follows:


                           Article VI (relating to pre-emptive rights of
shareholders) is repealed in its entirety.

         D.       Article VII is amended as follows:

                           The address of the registered office of the corporation is 214 South Center Street, Casper, Wyoming 82601 and the name of its registered agent at such office is Robert G. Fowler.

         E.       Article X is amended as follows:

                           Article X (relating to sale or transfer of shares of the corporation being conditioned upon consent by the Board of Directors) is repealed in its entirety.

3. Each of the Amendments [P. 2. (A) through (E), both inclusive] was adopted on December 11, 1996 by the shareholders.

4. The designation, number of outstanding shares and number of votes entitled to be cast by each voting group entitled to vote separately on the Amendments [P. 2. (A) through (E), both inclusive] were:

         Common shares, 157,300 shares outstanding, 157,300 shares entitled to vote.

                  The number of votes of the common shares indisputably represented at the meeting were 148,600 shares represented by persons physically present and 4,900 shares represented by valid proxy for a total of 153,500 votes indisputably represented.

         5.       The total number of votes cast for each Amendment [Paragraph
                  2. (A) through (E), both inclusive] was 153,500 votes and the total number of shares voting against each amendment was zero
                  (0).

         6. The number of votes cast for each Amendment [Paragraph 2. (A) through (E), both inclusive] was sufficient for approval.

         7. If the amendment provides for an exchange, reclassification, or cancellation of issued shares, provisions for implementing the amendment if not contained in the amendment itself:

                  Not applicable.

Dated: December 19, 1996.

                                      Signed: /s/ Fred E. Hudson
                                              ----------------------------------
                                              Fred E. Hudson
                                              Title:  President