Form 10KSB
period 2001-12-31
ART BOUTIQUE INC
filed 2002-02-25
CIK 1129458

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2001

                        Commission file number 000-32099

                             THE ART BOUTIQUE, INC.
                            ------------------------
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

There were 4,471,900 shares of the Registrant's common stock outstanding as of December 31, 2001.

The aggregate market value of the 411,900 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on December 31, 2001.

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

         The analysis of business opportunities will be undertaken by or under the supervision of the Company's President, who is not a professional business analyst. See "Management." Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

1. Potential for growth and profitability, indicated by new technology, antici-pated market expansion, or new products;

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

6. Competitive position as compared to other companies of similar size and exper -ience within the industry segment as well as within the industry as a whole;

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


Item 2.  PROPERTIES
         ----------

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

         Real Property

         None

         Mineral Properties

         None

Item 3.  LEGAL PROCEEDINGS
         -----------------

         As of December 31, 2001, the Company was neither a party nor were any of its properties subject to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

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

         As of December 31, 2001, there were 53 record holders of the Company's common Stock.

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


Results of Operations for Year ended December 31, 2001 Compared to Year Ended
-----------------------------------------------------------------------------
December 31, 2000.
-----------------

         The Company had no revenues or operations in the fiscal year in 2001 or 2000. The company incurred $4608 in general and administrative expenses in the year in 2001 as compared to $2300 in expenses in 2000. The Company had a net loss of ($4608) in 2001 as compared to a loss of ($2300) in 2000. The net loss per share was nominal in both 2001 and 2000.

         The trend of operating losses can be expected to continue for the indefinite future unless and until an operating business which is profitable is achieved, of which there can be no assurance.

Item 7.  Financial Statements and Supplementary Data
         -------------------------------------------

                  Please refer to pages F-1 through F-9.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure
         -------------------------------------------------------------------

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


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant and Compliance with
         ----------------------------------------------------------------------
         Section 16(a)
         -------------

The directors and executive officers of the Company as of December 31, 2000, are as follows:


 Name                               Age              Position                                    Term
------                             -----             --------                                   ------
William A. Erickson*                70               President and Director                      Annual
Michael R. Butler                   48               Secretary/Treasurer and Director            Annual
Ronald A. Shogren                   76               Director                                    Annual

     WILLIAM A. ERICKSON, age 70, is President and a Director of the Company. Mr. Erickson graduated from the University of Wyoming in 1959 with a Bachelor of Science degree in Education. He served in the Armed Forces from 1950 to 1955. He has been associated with the real estate business for forty years, starting in 1960 when he received his real estate license. He qualified as a real estate broker in 1986. Mr. Erickson is currently working toward an Associate of Applied Science Degree/Computer Science with Business option. Mr. Erickson was a Director and officer of Bird-Honomichl, Inc. (1994-1998). Mr. Erickson is currently an Officer and Director of The Art Boutique, Inc., Fuels, Inc., Prairie, Inc., and was an officer and Director of Kearney, Inc. (1999 - 2000). He has been an Officer and Director of Tempus, Inc. (1997 - May 2000) and is President and Director of Garner Investments, Inc. On January 18, 2002, Mr. Erickson resigned as President and Director of The Art Boutique.

     Ronald A. Shogren, age 76, is President and a Director of the Company. Mr. Shogren attended Eastern Montana College. Mr. Shogren is the past Exalted Ruler of the Casper's Elk Lodge 1353. Mr. Shogren has been a licensed general contractor from 1976 to present. Mr. Shogren also has seventeen years experience as an insurance claims adjuster and presently owns and operates Cowboy State Claims Service. Mr. Shogren is President and Director of Shogi, Inc. and a Director of Butts, Inc. He is a Director of Garner Investments, Inc. On January 18, 2002, Mr. Shogren was appointed President of The Art Boutique.

     Michael R. Butler, age 48, is Secretary/Treasurer and a Director of the Company. Mr. Butler was employed for 19 years by Amoco Production Company, an oil and gas producing company operating in the state of Wyoming. In 1997 and 1998, Mr. Butler has owned and operated a farm/ranch west of Casper, Wyoming. Mr. Butler has been trained in and has experience in waterflood injection, oil and gas producing operations, maintenance, and wetland development. Mr. Butler is a Director of Hindsight, Inc. dba Oil city Printers, a commercial printing business, (since 1988). Mr. Butler is a Director and Secretary/Treasurer of The Art Boutique, Inc. (since 1996), Phillips 44, Inc. (1998 - 2000), and was a Director and Secretary of Tempus, Inc. (1197 - 2000).

* On January 18, 2002, William Erickson resigned as President and Director in on and Ronald A. Shogren was appointed President.

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

         1. The following people did not file reports under Section 16(a) dur-ing the most recent fiscal year:

         a.       William Erickson*         President and Director
         b.       Michael R. Butler         Secretary/Treasurer and Director
         c.       Ronald A. Shogren*        Director

* On January 18, 2002, William Erickson resigned as President and Director in on and Ronald A. Shogren was appointed President.

         2.   For each person, listed by subparagraph letter above:

Number of late                 Number of                 Known failures
reports                        transactions not          to file forms required
                               reported on a
                               timely basis
---------------                -----------------         ----------------------

a.       1                             none                      1

b.       1                             none                      1

c.       1                             none                      1


Item 10. Executive Compensation

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended December 31, 2001. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                          Year Ended December 31, 2001

                                    Annual Compensation                         Awards
======================== ========= ========== ============= ======================= ====================== ======================
Name and Principal                                                                                         Securities
Position                           Salary     Bonus ($)     Other Annual            Restricted Stock       Underlying
                         Year      ($)                      Compensation ($)        Award(s)($)            Options/SARs(#)
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

William Erickson,                  0          0             0                       0                      0
President (resigned)     2001
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         2000      0          0             0                       0                      0
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------


======================== ========= ========== ============= ======================= ====================== ======================
Michael R. Butler,                 0          0             0                       0                      0
Secretary                2001
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         2000      0          0             0                       0                      0
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------


======================== ========= ========== ============= ======================= ====================== ======================
Ronald Shogren) (new
President)               2001      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         2000      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0
======================== ========= ========== ============= ======================= ====================== ======================

* On January 18, 2002, William Erickson resigned as President and Director in on and Ronald A. Shogren was appointed President.

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

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                                     DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                     Cash Compensation                  Security Grants
Name                              Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                                  Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
--------------------------------- ----------------- -------------- --------------------- ------------- -----------------------------
A. Director                       0                 0              0                     0             0
William Erickson

B. Director                       0                 0              0                     0             0
Ronald A. Shogren

C. Director                       0                 0              0                     0             0
Michael R. Butler


* On January 18, 2002, William Erickson resigned as President and Director in on and Ronald A. Shogren was appointed President.



Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, as of December 31, 2000, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

                                                      Number of                 Percentage of
                  Name                              Shares Owned                    Class
-------------------------------------------- --------------------------- ----------------------------
William Erickson, President & Director*                       2,020,000                          45%
2300 E. 18th St., #224
Casper, WY  82609
-------------------------------------------- --------------------------- ----------------------------
Ronald A. Shogren, Director*                                     20,000                         4.4%
P.O. Box 1308
Casper, WY  82602
-------------------------------------------- --------------------------- ----------------------------
Michael R. Butler, Secretary & Director                       2,020,000                          45%
13750 Bessemer Bend Road
Alcova Point
Casper, WY  82604
-------------------------------------------- --------------------------- ----------------------------
Officers and Directors as a group                             4,060,000                        94.4%



* On January 18, 2002, William Erickson resigned as President and Director in on and Ronald A. Shogren was appointed President.

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

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:

                           None.

                  2.       Exhibits:

                           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE ART BOUTIQUE, INC.
                                            (Registrant)

Date: February 25, 2002
                                            /s/ Ronald A. Shogren
                                            ------------------------------------
                                            Ronald A. Shogren, President



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

                          Year Ended December 31, 2001

                           Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                              Telephone: (303) 796-0099
Member: A.I.C.P.A.                                     Fax: (303) 796-0137
Colorado Society of C.P.A.s




Board of Directors
Art Boutique, Inc.
Casper, WY


We have audited the accompanying balance sheets of Art Boutique, Inc. (A Development Stage Company) as of December 31, 2001 and 2000 and the related statements of operations, cash flows, and stockholders' equity for the years ended December 31, 2001 and 2000 and for the period May 15, 1984 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Boutique, Inc. at December 31, 2001 and 2000 and the results of their operations and their cash flows for the year ended December 31, 2001 and 2000, and for the period May 15, 1987 to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4, condition exist which raised substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
January 14, 2002

                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  December 31,

                                                                                2001                    2000
                                                                                ----                    ----
ASSETS:
Current Assets:
   Cash                                                                                $ -                   $ -
                                                                          -----------------         -------------

      Total Current Assets                                                               -                     -

TOTAL ASSETS                                                                           $ -                   $ -
                                                                          =================         =============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable                                                               $ 4,608                   $ -
                                                                          -----------------         -------------

        Total current liabilities

Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized;
   4,471,900 shares issued and outstanding                                          33,095                33,095
Deficit accumulated during the development stage                                   (37,703)              (33,095)
                                                                          -----------------         -------------

      Total stockholders' equity                                                    (4,608)                    -
                                                                          -----------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ -                   $ -
                                                                          =================         =============




   The accompanying notes are an integral part of these financial statements.

                                  ART BOUTIQUE, INC.
                            (A Development Stage Company)
                               Statements of Operations


                                                          Year Ended                        May 15, 1984
                                                          December, 31                      Inception to
                                                  2001                   2000               December 31, 2001
                                              -------------------------------------         -----------------
Revenue                                                 $ -                    $ -               $ 61,102

Expenses:

    Depreciation                                          -                      -                  3,745
    Loss from discontinued operations                     -                      -                 26,331
    Acquistion costs                                      -                  2,100                  2,100
    General and administrative                        4,608                    200                 66,629
                                             ---------------         --------------         --------------

        Total Expenses                                4,608                  2,300                 98,805
                                             ---------------         --------------         --------------

Net Loss                                           $ (4,608)              $ (2,300)              $(37,703)
                                             ===============         ==============         ==============

Net Loss per share common stock                     *                      *
                                             ===============         ==============

Weighted average number of
   common shares outstanding                      4,471,900              4,471,900
                                             ===============         ==============


* Less than $.01 per share



   The accompanying notes are an integral part of these financial statements.

                                  ART BOUTIQUE, INC.
                            (A Development Stage Company)
                                 Stockholders' Equity
                                  December 31, 2001

                                                                  Deficit
                                                                  Accum. During
                                      Common Stock              the Development
                                 # of Shares     Amount        Stage         Totals
                                 -----------    --------     -----------   ----------
May 11, 1984                         396,900      $ 8,745           $ -       $ 8,745

Net Loss for period                        -            -        (6,376)       (6,376)
                                -------------  -----------   -----------   -----------
Balance - December 31, 1984          396,900        8,745        (6,376)        2,369
                                -------------  -----------   -----------   -----------

Issued in 1985                        30,900        9,300             -         9,300
Net Loss for year                          -            -        (8,513)       (8,513)
                                -------------  -----------   -----------   -----------
Balance -  December 31, 1985         427,800       18,045       (14,889)        3,156
                                -------------  -----------   -----------   -----------

Issued in 1986                        25,200        7,450             -         7,450
Net Loss for year                          -            -        (9,869)       (9,869)
                                -------------  -----------   -----------   -----------
Balance -  December 31, 1986         453,000       25,495       (24,758)          737
                                -------------  -----------   -----------   -----------

Net Loss for year                          -            -          (589)         (589)
                                -------------  -----------   -----------   -----------
Balance - December 31, 1987          453,000       25,495       (25,347)          148
                                -------------  -----------   -----------   -----------

Issued in 1988                           900          300             -           300
Net Loss for year                          -            -        (2,221)       (2,221)
                                -------------  -----------   -----------   -----------
Balance - December 31, 1988          453,900       25,795       (27,568)       (1,773)
                               -------------  -----------   -----------   -----------

Issued in 1989                        12,000        2,000             -         2,000
Net Profit for yer                         -            -           356           356
                                -------------  -----------   -----------   -----------
Balance - December 31, 1989          465,900       27,795       (27,212)          583
                                -------------  -----------   -----------   -----------

Net Loss for year                          -            -           (64)          (64)
                                -------------  -----------   -----------   -----------
Balance - December 31, 1990          465,900       27,795       (27,276)          519
                                -------------  -----------   -----------   -----------

Issued in 1991                         3,000        1,000             -         1,000
Net Loss for year                          -            -          (475)         (475)
                                -------------  -----------   -----------   -----------
Balance - December 31, 1991          468,900       28,795       (27,751)        1,044
                                -------------  -----------   -----------   -----------

Net Profit for year                        -            -           155           155
                                -------------  -----------   -----------   -----------
Balance - December 31, 1992          468,900       28,795       (27,596)        1,199
                                -------------  -----------   -----------   -----------

Net Profit for year                        -            -         1,265         1,265
                                -------------  -----------   -----------   -----------
Balance - December 31, 1993          468,900       28,795       (26,331)        2,464
                                -------------  -----------   -----------   -----------

Net Loss for year                          -            -          (660)         (660)
                                -------------  -----------   -----------   -----------
Balance - December 31, 1994          468,900       28,795       (26,991)        1,804
                                -------------  -----------   -----------   -----------

Issued in 1995                         3,000        1,000             -         1,000
Net Loss for year                          -            -        (2,851)       (2,851)
                                -------------  -----------   -----------   -----------
Balance - December 31, 1995          471,900       29,795       (29,842)          (47)
                                -------------  -----------   -----------   -----------

Net Profit for year                        -            -            47            47
                                -------------  -----------   -----------   -----------
Balance - December 31, 1996          471,900       29,795       (29,795)            -
                                -------------  -----------   -----------   -----------

Issued March 14, 1997              4,000,000        1,000             -         1,000
Net Loss for year                          -            -        (1,000)       (1,000)
                                -------------  -----------   -----------   -----------
Balance - December 31, 1997        4,471,900       30,795       (30,795)            -
                                -------------  -----------   -----------   -----------

Net Profit for year                        -            -             -             -
                                -------------  -----------   -----------   -----------
Balance - December 31, 1998        4,471,900       30,795       (30,795)            -
                                -------------  -----------   -----------   -----------

Net Profit for year                        -            -             -             -
                                -------------  -----------   -----------   -----------
Balance - December 31, 1999        4,471,900       30,795       (30,795)            -
                                -------------  -----------   -----------   -----------

Shares for acquisition                     -        2,300             -         2,300
Net Loss for year                          -            -        (2,300)       (2,300)
                                -------------  -----------   -----------   -----------
Balance - December 31, 2000        4,471,900       33,095       (33,095)            -
                                -------------  -----------   -----------   -----------

Net Loss for year                          -            -        (4,608)       (4,608)
                                -------------  -----------   -----------   -----------
Balance - December 31, 2001        4,471,900     $ 33,095     $ (37,703)     $ (4,608)
                                =============  ===========   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                                       ART BOUTIQUE, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows

                                        Indirect Method

                                                                                                     May 15, 1984
                                                              Year Ended                             (Inception) to
                                                                December 31,                         December 31,
                                                                 2001                2000               2001
                                                             ---------------------------------       -----------
Cash Flows from Operating Activities:
Net Loss                                                          $ (4,608)          $ (2,300)         $(37,703)
Adjustments to reconcile net loss to net cash used
   by operating activities
  Stock issued for services                                              -                  -             1,000
 Changes in operating assets and liabilities:
   Depreciation                                                          -                  -            18,316
   Increase (Decrease) accounts payable                              4,608                  -             4,608
                                                             --------------      -------------       -----------
Net Cash Flows Used by Operating Activities                              -             (2,300)          (13,779)
                                                             --------------      -------------       -----------

Cash Flows from Investing Activities:
   Sale of Equipment (Net)                                               -                  -             2,902
   Acquisition of Fixed Assets                                           -                  -           (21,218)
                                                             --------------      -------------       -----------
Net Cash Flows Provided by Investing Activities                          -                  -           (18,316)
                                                             --------------      -------------       -----------

Cash Flows from Financing Activities:
   Proceeds from common stock                                            -              2,300             2,300
   Issuance of Common Stock                                              -                  -            29,795
                                                             --------------      -------------       -----------
Net Cash Flows Provided by Financing Activities                          -              2,300            32,095
                                                             --------------      -------------       -----------

Net Increase (Decrease) in Cash                                          -                  -                 -
                                                             --------------      -------------       -----------

Cash at Beginning of Period                                             -                   -                 -

                                                             --------------      -------------       -----------

Cash at End of Period                                                  $ -                $ -               $ -
                                                             ==============      =============       ===========


Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                             $ -                $ -               $ -
                                                             ==============      =============       ===========
    Cash paid for taxes                                                $ -                $ -               $ -
                                                             ==============      =============       ===========

Supplemental Disclosure of Non-Cash Transactions

    Stock issued for services - 4,000,000 Shares                                                        $ 1,000
                                                                                                     ===========


   The accompanying notes are an integral part of these financial statements.

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001


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

         Basis of Accounting

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001




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

         Deferred tax assets:
         Net operating loss carryforwards                   $37,703
         Valuation allowance                                (37,703)
                                                            --------
         Net deferred tax assets                            $      -
                                                            ========

         At December 31, 2000, the Company had net operating loss carryforwards of approximately $37,703 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will expire in 2007.

Note 3 - Capital Stock Transactions

         The authorized capital stock of the Company is 50,000,000 shares of common stock at no par value. During the year ended, the Company issued no shares of common stock.

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001

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

Note 5 - Segment Information

         Art Boutique, Inc. operates primarily in a single operating segment, mainly the merger and acquisition of small businesses interested in merging.