Form 10QSB
period 2002-03-31
ART BOUTIQUE INC
filed 2002-05-22
CIK 1129458

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
March 31, 2002                                        000-32099



                             The Art Boutique, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
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

                         4,471,900 as of March 31, 2001

                               ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                    FOR THE THREE-MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

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







                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Art Boutique, Inc.
Casper, WY


We have reviewed the accompanying balance sheet of Art Boutique, Inc. (A Development Stage Company) as of March 31, 2002 and the related statements of operations for the three-months ended March 31, 2002 and 2001, cash flows, and stockholders' equity for the three-months ended March 31, 2002 and for the period May 15, 1984 (inception) to March 31, 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 14, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado

April 26, 2002



                                     THE ART BOUTIQUE, INC.
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)


                                                                             March 31,             December 31,
                                                                               2002                    2001
                                                                               ----                    ----
ASSETS:
Current Assets:
   Cash                                                                               $ -                   $ -
                                                                          ----------------         -------------

      Total Current Assets                                                              -                     -

TOTAL ASSETS                                                                          $ -                   $ -
                                                                          ================         =============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable                                                             $ 17,291               $ 4,608
                                                                          ----------------         -------------

        Total Current Liabilities                                                  17,291                 4,608
                                                                          ----------------         -------------

Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized;
   4,471,900 shares issued and outstanding                                         33,095                33,095
Deficit accumulated during the development stage                                  (50,386)              (37,703)
                                                                          ----------------         -------------

      Total stockholders' equity                                                  (17,291)               (4,608)
                                                                          ----------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ -                   $ -
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


                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                                                                          May 15, 1984
                                                Three-Month Period Ended                  Inception to
                                               March 31,                                    March 31,
                                             --------------------------------
                                                 2002              2001                       2002
                                             --------------    --------------             --------------
Revenue                                                $ -               $ -                   $ 61,102

Expenses:

    Depreciation                                         -                 -                      3,745
    Loss from discontinued operations                    -                 -                     26,331
    Acquistion costs                                     -                 -                      2,100
    General and administrative                      12,683                 -                     79,312
                                             --------------    --------------             --------------

        Total Expenses                              12,683                 -                    111,488
                                             --------------    --------------             --------------

Net Loss                                          $(12,683)              $ -                   $(50,386)
                                             ==============    ==============             ==============

Net Loss per share common stock                        $ -               $ -
                                             ==============    ==============

Weighted average number of
   common shares outstanding                     4,471,900         4,471,900
                                             ==============    ==============


   The accompanying notes are an integral part of these financial statements.


                                     THE ART BOUTIQUE, INC.
                                 (A Development Stage company)
                                    Statements of Cash Flows
                                          (Unaudited)

                                        Indirect Method



                                                                                                             May 15, 1984
                                                                      Three-Month Period Ended               (Inception) to
                                                                               March 31,                     March 31,
                                                                 ------------------------------------
                                                                      2002                  2001                 2002
                                                                 ---------------        -------------        --------------
Cash Flows from Operating Activities:
Net Loss                                                              $ (12,683)                 $ -             $ (50,386)
Adjustments to reconcile net loss to net cash used
   by operating activities
  Stock issued for services                                                   -                    -                 1,000
   Depreciation                                                               -                    -                18,316
 Changes in operating assets and liabilities:
   Increase in Accounts Payable                                          12,683                                     17,291
   Decrease (Increase) in Prepaid Expenses                                    -                    -                     -
                                                                 ---------------        -------------        --------------
Net Cash Flows Used by Operating Activities                                   -                    -               (13,779)
                                                                 ---------------        -------------        --------------

Cash Flows from Investing Activities:
   Sale of Equipment (Net)                                                    -                    -                 2,902
   Acquisition of Fixed Assts                                                 -                    -               (21,218)
                                                                 ---------------        -------------        --------------
Net Cash Flows Provided by Investing Activities                               -                    -               (18,316)
                                                                 ---------------        -------------        --------------

Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                                -                    -                 2,300
   Issuance of Common Stock                                                   -                    -                29,795
                                                                 ---------------        -------------        --------------
Net Cash Flows Provided by Financing Activities                               -                    -                32,095
                                                                 ---------------        -------------        --------------

Net Increase (Decrease) in Cash                                               -                    -                     -
                                                                 ---------------        -------------        --------------

Cash at Beginning of Period                                                  -                     -                     -
                                                                             --
                                                                                        -------------        --------------

Cash at End of Period                                                       $ -                  $ -                   $ -
                                                                 ===============        =============        ==============

Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                                  $ -                  $ -                   $ -
                                                                 ===============        =============        ==============
    Cash paid for taxes                                                     $ -                  $ -                   $ -
                                                                 ===============        =============        ==============

Supplemental Disclosure of Non-Cash Transactions
    Stock issued for services - 4,000,000 Shares                                                                   $ 1,000
                                                                                                             ==============


   The accompanying notes are an integral part of these financial statements.


                                THE ART BOUTIQUE, INC.
                            (A Development Stage Company)
                            Stockholders' Equity (Deficit)
                                     (Unaudited)



                                                            Deficit
                                                            Accum. During
                                      Common Stock          the Development
                                -------------------------
                                 # of Shares    Amount       Stage         Totals
                                                           -----------     ------
May 11, 1984                        396,900      $ 8,745          $ -       $ 8,745

Net Loss for period                       -            -       (6,376)       (6,376)
                                ------------  -----------  -----------   -----------
Balance - December 31, 1984         396,900        8,745       (6,376)        2,369
                                ------------  -----------  -----------   -----------

Issued in 1985                       30,900        9,300            -         9,300
Net Loss for year                         -            -       (8,513)       (8,513)
                                ------------  -----------  -----------   -----------
Balance -  December 31, 1985        427,800       18,045      (14,889)        3,156
                                ------------  -----------  -----------   -----------

Issued in 1986                       25,200        7,450            -         7,450
Net Loss for year                         -            -       (9,869)       (9,869)
                                ------------  -----------  -----------   -----------
Balance -  December 31, 1986        453,000       25,495      (24,758)          737
                                ------------  -----------  -----------   -----------

Net Loss for year                         -            -         (589)         (589)
                                ------------  -----------  -----------   -----------
Balance - December 31, 1987         453,000       25,495      (25,347)          148
                                ------------  -----------  -----------   -----------

Issued in 1988                          900          300            -           300
Net Loss for year                         -            -       (2,221)       (2,221)
                                ------------  -----------  -----------   -----------
Balance - December 31, 1988         453,900       25,795      (27,568)       (1,773)
                                ------------  -----------  -----------   -----------

Issued in 1989                       12,000        2,000            -         2,000
Net Profit for yer                        -            -          356           356
                                ------------  -----------  -----------   -----------
Balance - December 31, 1989         465,900       27,795      (27,212)          583
                                ------------  -----------  -----------   -----------

Net Loss for year                         -            -          (64)          (64)
                                ------------  -----------  -----------   -----------
Balance - December 31, 1990         465,900       27,795      (27,276)          519
                                ------------  -----------  -----------   -----------

Issued in 1991                        3,000        1,000            -         1,000
Net Loss for year                         -            -         (475)         (475)
                                ------------  -----------  -----------   -----------
Balance - December 31, 1991         468,900       28,795      (27,751)        1,044
                                ------------  -----------  -----------   -----------

Net Profit for year                       -            -          155           155
                                ------------  -----------  -----------   -----------
Balance - December 31, 1992         468,900       28,795      (27,596)        1,199
                                ------------  -----------  -----------   -----------

Net Profit for year                       -            -        1,265         1,265
                                ------------  -----------  -----------   -----------
Balance - December 31, 1993         468,900       28,795      (26,331)        2,464
                                ------------  -----------  -----------   -----------

Net Loss for year                         -            -         (660)         (660)
                                ------------  -----------  -----------   -----------
Balance - December 31, 1994         468,900       28,795      (26,991)        1,804
                                ------------  -----------  -----------   -----------

Issued in 1995                        3,000        1,000            -         1,000
Net Loss for year                         -            -       (2,851)       (2,851)
                                ------------  -----------  -----------   -----------
Balance - December 31, 1995         471,900       29,795      (29,842)          (47)
                                ------------  -----------  -----------   -----------

Net Profit for year                       -            -           47            47
                                ------------  -----------  -----------   -----------
Balance - December 31, 1996         471,900       29,795      (29,795)            -
                                ------------  -----------  -----------   -----------

Issued March 14, 1997             4,000,000        1,000            -         1,000
Net Loss for year                         -            -       (1,000)       (1,000)
                                ------------  -----------  -----------   -----------
Balance - December 31, 1997       4,471,900       30,795      (30,795)            -
                                ------------  -----------  -----------   -----------

   The accompanying notes are an integral part of these financial statements.




                                THE ART BOUTIQUE, INC.                          Continued
                            (A Development Stage Company)
                            Stockholders' Equity (Deficit)
                                     (Unaudited)



Net Profit for year                       -            -            -             -
                                ------------  -----------  -----------   -----------
Balance - December 31, 1998       4,471,900       30,795      (30,795)            -
                                ------------  -----------  -----------   -----------

Net Profit for year                       -            -            -             -
                                ------------  -----------  -----------   -----------
Balance - December 31, 1999       4,471,900       30,795      (30,795)            -
                                ------------  -----------  -----------   -----------

Cash for acquisition                      -            -            -             -
Net Loss for year                         -            -            -             -
                                ------------  -----------  -----------   -----------
Balance - December 31, 2000       4,471,900       30,795      (30,795)            -
                                ------------  -----------  -----------   -----------

Net Loss for year                         -            -       (4,608)       (4,608)
                                ------------  -----------  -----------   -----------
Balance - December 31, 2001       4,471,900       30,795      (35,403)       (4,608)
                                ------------  -----------  -----------   -----------

Net Loss for Period                       -            -      (12,683)      (12,683)
                                ------------  -----------  -----------   -----------

Balance - March 31, 2002          4,471,900     $ 30,795    $ (48,086)    $ (17,291)
                                ============  ===========  ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                                 March 31, 2002





Note 1 - Presentation of Interim Information

In the opinion of the management of Art Boutique, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three-months ended March 31, 2002 and 2001, and cash flows for the three-months ended March 31, 2002 and 2001, and for the period May 15, 1984 (Inception) to March 31, 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001, and the reader is cautioned to review the Audited Financial Statements for the year ended December 31, 2001 and accompanying footnotes thereto.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2002 COMPARED TO SAME PERIOD ENDED MARCH 31, 2001.

The Company had no revenues from operations in the period in 2002 or 2001. The Company incurred $12,683 in general and administrative expenses in the period in 2002 compared to no expenses in 2001. The Company had a loss on operations in 2002 of ($12,683) and in 2001 no profit or loss. The Company had a loss per share of less than ($.01) in 2002 compared to none in 2001.

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



                                         THE ART BOUTIQUE, INC.



Date: May 21, 2002                       /s/ Ronald A. Shogren
                                         -----------------------------
                                         Ronald A. Shogren, President