Form 10QSB
period 2002-06-30
ART BOUTIQUE INC
filed 2002-08-13
CIK 1129458

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
June 30, 2002                                         000-32099



                             The Art Boutique, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
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

                         4,471,900 as of June 30, 2002

                             THE ART BOUTIQUE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                     FOR THE SIX-MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s





                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Art Boutique, Inc.
Casper, WY


We have reviewed the accompanying balance sheet of Art Boutique, Inc. (A Development Stage Company) as of June 30, 2002 and the related statements of operations for the six months ended June 30, 2002, cash flows, and stockholders' equity for the six months ended June 30, 2002 and for the period May 15, 1984 (inception) to June 30, 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 20001 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 14, 2002, we expressed an unqualified opinion and those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado

July 18, 2002


                                     THE ART BOUTIQUE, INC.
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)

                                                                             June 30,              December 31,
                                                                               2002                    2001
                                                                          ----------------         -------------
ASSETS:
Current Assets:
   Cash                                                                               $ -                   $ -
                                                                          ----------------         -------------

      Total Current Assets                                                              -                     -
                                                                          ----------------         -------------

TOTAL ASSETS                                                                          $ -                   $ -
                                                                          ================         =============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable                                                             $ 17,291               $ 4,608
                                                                          ----------------         -------------

        Total Current Liabilities                                                  17,291                 4,608
                                                                          ----------------         -------------

Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized;
   4,471,900 shares issued and outstanding                                         33,095                33,095
Deficit accumulated during the development stage                                  (50,386)              (37,703)
                                                                          ----------------         -------------

      Total stockholders' equity                                                  (17,291)               (4,608)
                                                                          ----------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ -                   $ -
                                                                          ================         =============




                         See Accountant's Review Report



                                                 THE ART BOUTIQUE, INC.
                                            (A Development Stage Company)
                                               Statements of Operations
                                                     (Unaudited)


                                        Three-Month Period Ended         Six-Month Period Ended       May 15, 1984
                                                June 30,                      June 30,                Inception to
                                      --------------------------    --------------------------        June 30,
                                         2002           2001           2002           2001               2002
                                      -----------    -----------    -----------    -----------        -----------

Revenue                                      $ -            $ -            $ -            $ -           $ 61,102
                                      -----------    -----------    -----------    -----------        -----------

Expenses:

    Depreciation                               -              -              -              -              3,745
    Loss from discontinued operations          -              -              -              -             26,331
    Acquistion costs                           -              -              -              -              2,100
    General and administrative                 -              -         12,683              -             79,312
                                      -----------    -----------    -----------    -----------        -----------

        Total Expenses                         -              -         12,683              -            111,488
                                      -----------    -----------    -----------    -----------        -----------

Net Loss                                     $ -            $ -       $(12,683)           $ -           $(50,386)
                                      ===========    ===========    ===========    ===========        ===========

Net Loss per share common stock              $ -            $ -            $ -            $ -
                                      ===========    ===========    ===========    ===========

Weighted average number of
   common shares outstanding           4,471,900      4,471,900      4,471,900      4,471,900
                                      ===========    ===========    ===========    ===========





                         See Accountant's Review Report

                             THE ART BOUTIQUE, INC.
                          (A Development Stage Company)
                              Stockholders' Equity
                                   (Unaudited)



                                                          Deficit
                                   Common Stock           Accum. During
                              ------------------------    the Development
                               # of Shares   Amount        Stage       Totals
                              ----------------------       -----       ------

May 11, 1984                      396,900     $ 8,745           $ -     $ 8,745

Net Loss for period                     -           -        (6,376)     (6,376)
                              ------------  ----------   -----------  ----------
Balance - December 31, 1984       396,900       8,745        (6,376)      2,369
                              ------------  ----------   -----------  ----------

Issued in 1985                     30,900       9,300             -       9,300
Net Loss for year                       -           -        (8,513)     (8,513)
                              ------------  ----------   -----------  ----------
Balance -  December 31, 1985      427,800      18,045       (14,889)      3,156
                              ------------  ----------   -----------  ----------

Issued in 1986                     25,200       7,450             -       7,450
Net Loss for year                       -           -        (9,869)     (9,869)
                              ------------  ----------   -----------  ----------
Balance -  December 31, 1986      453,000      25,495       (24,758)        737
                              ------------  ----------   -----------  ----------

Net Loss for year                       -           -          (589)       (589)
                              ------------  ----------   -----------  ----------
Balance - December 31, 1987       453,000      25,495       (25,347)        148
                              ------------  ----------   -----------  ----------

Issued in 1988                        900         300             -         300
Net Loss for year                       -           -        (2,221)     (2,221)
                              ------------  ----------   -----------  ----------
Balance - December 31, 1988       453,900      25,795       (27,568)     (1,773)
                              ------------  ----------   -----------  ----------

Issued in 1989                     12,000       2,000             -       2,000
Net Profit for yer                      -           -           356         356
                              ------------  ----------   -----------  ----------
Balance - December 31, 1989       465,900      27,795       (27,212)        583
                              ------------  ----------   -----------  ----------

Net Loss for year                       -           -           (64)        (64)
                              ------------  ----------   -----------  ----------
Balance - December 31, 1990       465,900      27,795       (27,276)        519
                              ------------  ----------   -----------  ----------

Issued in 1991                      3,000       1,000             -       1,000
Net Loss for year                       -           -          (475)       (475)
                              ------------  ----------   -----------  ----------
Balance - December 31, 1991       468,900      28,795       (27,751)      1,044
                              ------------  ----------   -----------  ----------

Net Profit for year                     -           -           155         155
                              ------------  ----------   -----------  ----------
Balance - December 31, 1992       468,900      28,795       (27,596)      1,199
                              ------------  ----------   -----------  ----------

Net Profit for year                     -           -         1,265       1,265
                              ------------  ----------   -----------  ----------
Balance - December 31, 1993       468,900      28,795       (26,331)      2,464
                              ------------  ----------   -----------  ----------

Net Loss for year                       -           -          (660)       (660)
                              ------------  ----------   -----------  ----------
Balance - December 31, 1994       468,900      28,795       (26,991)      1,804
                              ------------  ----------   -----------  ----------

See Accountant's Review Report

                             THE ART BOUTIQUE, INC.
                          (A Development Stage Company)
                              Stockholders' Equity
                                   (Unaudited)                      ...Continued


Issued in 1995                      3,000       1,000             -       1,000
Net Loss for year                       -           -        (2,851)     (2,851)
                              ------------  ----------   -----------  ----------
Balance - December 31, 1995       471,900      29,795       (29,842)        (47)
                              ------------  ----------   -----------  ----------

Net Profit for year                     -           -            47          47
                              ------------  ----------   -----------  ----------
Balance - December 31, 1996       471,900      29,795       (29,795)          -
                              ------------  ----------   -----------  ----------

Issued March 14, 1997           4,000,000       1,000             -       1,000
Net Loss for year                       -           -        (1,000)     (1,000)
                              ------------  ----------   -----------  ----------
Balance - December 31, 1997     4,471,900      30,795       (30,795)          -
                              ------------  ----------   -----------  ----------

Net Profit for year                     -           -             -           -
                              ------------  ----------   -----------  ----------
Balance - December 31, 1998     4,471,900      30,795       (30,795)          -
                              ------------  ----------   -----------  ----------

Net Profit for year                     -           -             -           -
                              ------------  ----------   -----------  ----------
Balance - December 31, 1999     4,471,900      30,795       (30,795)          -
                              ------------  ----------   -----------  ----------

Shares for acquisition                  -       2,300             -       2,300
Net Loss for year                       -           -        (2,300)     (2,300)
                              ------------  ----------   -----------  ----------
Balance - December 31, 2000     4,471,900      33,095       (33,095)          -
                              ------------  ----------   -----------  ----------

Net Loss for year                       -           -        (4,608)     (4,608)
                              ------------  ----------   -----------  ----------
Balance - December 31, 2001     4,471,900      33,095       (37,703)     (4,608)
                              ------------  ----------   -----------  ----------

Net Loss for Period                     -           -       (12,683)    (12,683)
                              ------------  ----------   -----------  ----------

Balance - June 30, 2002         4,471,900    $ 33,095     $ (50,386)  $ (17,291)
                              ============  ==========   ===========  ==========



                         See Accountant's Review Report


                                        THE ART BOUTIQUE, INC.
                                    (A Development Stage Company)
                                       Statements of Cash Flows
                                             (Unaudited)

                                           Indirect Method




                                                                       Six-Month Period Ended                May 15, 1984
                                                                              June 30,                       (Inception) to
                                                                 ------------------------------------        June 30,
                                                                      2002                  2001                 2002
                                                                 ---------------        -------------        --------------
Cash Flows from Operating Activities:
Net Loss                                                              $ (12,683)                 $ -             $ (50,386)
Adjustments to reconcile net loss to net cash used
   by operating activities
  Stock issued for services                                                   -                    -                 1,000
   Depreciation                                                               -                    -                18,316
 Changes in operating assets and liabilities:
   Increase in Accounts Payable                                          12,683                                     17,291
   Decrease (Increase) in Prepaid Expenses                                    -                    -                     -
                                                                 ---------------        -------------        --------------
Net Cash Flows Used by Operating Activities                                   -                    -               (13,779)
                                                                 ---------------        -------------        --------------

Cash Flows from Investing Activities:
   Sale of Equipment (Net)                                                    -                    -                 2,902
   Acquisition of Fixed Assts                                                 -                    -               (21,218)
                                                                 ---------------        -------------        --------------
Net Cash Flows Provided by Investing Activities                               -                    -               (18,316)
                                                                 ---------------        -------------        --------------

Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                                -                    -                 2,300
   Issuance of Common Stock                                                   -                    -                29,795
                                                                 ---------------        -------------        --------------
Net Cash Flows Provided by Financing Activities                               -                    -                32,095
                                                                 ---------------        -------------        --------------

Net Increase (Decrease) in Cash                                               -                    -                     -
                                                                 ---------------        -------------        --------------

Cash at Beginning of Period                                                  -                     -                     -
                                                                 ---------------        -------------        --------------

Cash at End of Period                                                       $ -                  $ -                   $ -
                                                                 ===============        =============        ==============

Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                                  $ -                  $ -                   $ -
                                                                 ===============        =============        ==============
    Cash paid for taxes                                                     $ -                  $ -                   $ -
                                                                 ===============        =============        ==============

Supplemental Disclosure of Non-Cash Transactions
    Stock issued for services - 4,000,000 Shares                                                                   $ 1,000
                                                                                                             ==============



                         See Accountant's Review Report

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                                  June 30, 2002





Note 1 - Presentation of Interim Information:

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

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.


Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------


RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2002 COMPARED TO SAME PERIOD ENDED JUNE 30, 2001.

The Company had no revenues from operations in the period in 2002 or 2001. The Company incurred no expenses in the period in 2002 or 2001 and had no profit or loss on operations or profit or loss per share.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SAME PERIOD ENDED JUNE 30, 2001.

The Company had no revenues from operations in the period in 2002 or 2001. The Company incurred expenses of $12,683 in the period in 2002 compared to none in 2001 and had losses on operations of $12,683 in 2002 compared to none in 2001. The loss per share was nominal in the six month period in 2002 compared to none in the period in 2001.


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



                                         THE ART BOUTIQUE, INC.



Date: _________________, 2002            /s/ Ronald A. Shogren
                                         -----------------------------
                                         Ronald A. Shogren, President