Form 10QSB/A
period 2002-06-30
ART BOUTIQUE INC
filed 2002-09-05
CIK 1129458

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                  FORM 10QSB/A



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

                  None

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


                (a)     Exhibits 99.14-1 and 99.14-2


                (b) No reports on Form 8-K were made for the period for which this report is filed.

                             THE ART BOUTIQUE, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE ART BOUTIQUE, INC.




Date: August 26, 2002                    /s/ Ronald A. Shogren
                                         -----------------------------
                                         Ronald A. Shogren, President