Form 10QSB
period 2002-09-30
ART BOUTIQUE INC
filed 2002-12-04
CIK 1129458

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
September 30, 2002                                        000-32099



                             The Art Boutique, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
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

                       4,471,900 as of September 30, 2002

                               ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                  FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                           Michael Johnson & Co., LLC
                             9175 Kenyon Ave., #100
                                Denver CO 80237
                              Phone: 303 796 0099
                               Fax: 303 796 0137





                           ACCOUNTANT'S REVIEW REPORT



Board of Directors
Art Boutique, Inc.
Casper, WY


We have reviewed the accompanying balance sheet of Art Boutique, Inc. (A Development Stage Company) as of September 30, 2002 and the related statements of operations for the three and nine-months ended September 30, 2002, cash flows, and stockholders' equity for the nine-months ended September 30, 2002 and for the period May 15, 1984 (inception) to September 30, 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 14, 2002, we expressed an unqualified opinion and those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
November 11, 2002



                                     THE ART BOUTIQUE, INC.
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)


                                                                     September 30,           December 31,
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


LIABILITIES & STOCKHOLDERS EQUITY:
Current Liabilities:
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

                                                      F-2



                                         THE ART BOUTIQUE, INC.
                                     (A Development Stage Company)
                                        Statements of Operations
                                             (Unaudited)



                                       Three-Month Period Ended     Nine-Month Period Ended            May 15, 1984
                                           September 30,                September 30,                  Inception to
                                        2002          2001           2002           2001               September 30, 2002
                                     -----------   ------------   -----------    -----------           ------------------
Revenue                                     $ -            $ -           $ -            $ -              $ 61,102
                                     -----------   ------------   -----------    -----------           -----------

Expenses:

    Depreciation                              -              -             -              -                 3,745
    Loss from discontinued operations         -              -             -              -                26,331
    Acquistion costs                          -              -             -              -                 2,100
    General and administrative                -              -        12,683              -                79,312
                                     -----------   ------------   -----------    -----------           -----------

        Total Expenses                        -              -        12,683              -               111,488
                                     -----------   ------------   -----------    -----------           -----------

Net Loss                                    $ -            $ -      $(12,683)           $ -              $(50,386)
                                     ===========   ============   ===========    ===========           ===========

Net Loss per share common stock             $ -            $ -           $ -            $ -
                                     ===========   ============   ===========    ===========

Weighted average number of
   common shares outstanding          4,471,900      4,471,900     4,471,900      4,471,900
                                     ===========   ============   ===========    ===========


                   The accompanying notes are an integral part of these financial statements.


                                                      F-3



                                     THE ART BOUTIQUE, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)

                                        Indirect Method


                                                                                                   May 15, 1984
                                                               Nine-Month Period Ended             (Inception) to
                                                                    September 30,                  September 30,
                                                               2002                2001                2002
                                                           --------------       ------------       -------------
Cash Flows from Operating Activities:
Net Loss                                                       $ (12,683)               $ -           $ (50,386)
Adjustments to reconcile net loss to net cash used
   by operating activities
  Stock issued for services                                            -                  -               1,000
 Changes in operating assets and liabilities:
   Depreciation                                                        -                  -              18,316
Changes in operating assets and liabilities:
   Increase in accounts payable                                   12,683                  -              17,291
                                                           --------------       ------------       -------------
Net Cash Flows Used by Operating Activities                            -                  -             (13,779)
                                                           --------------       ------------       -------------

Cash Flows from Investing Activities:
   Sale of Equipment (Net)                                             -                  -               2,902
   Acquisition of Fixed Assts                                          -                  -             (21,218)
                                                           --------------       ------------       -------------
Net Cash Flows Provided by Investing Activities                        -                  -             (18,316)
                                                           --------------       ------------       -------------

Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                         -                  -               2,300
   Issuance of Common Stock                                            -                  -              29,795
                                                           --------------       ------------       -------------
Net Cash Flows Provided by Financing Activities                        -                  -              32,095
                                                           --------------       ------------       -------------

Net Increase (Decrease) in Cash                                        -                  -                   -
                                                           --------------       ------------       -------------

Cash at Beginning of Period                                           -                   -                   -
                                                           --------------       ------------       -------------

Cash at End of Period                                                $ -                $ -                 $ -
                                                           ==============       ============       =============

Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                           $ -                $ -                 $ -
                                                           ==============       ============       =============
    Cash paid for taxes                                              $ -                $ -                 $ -
                                                           ==============       ============       =============

Supplemental Disclosure of Non-Cash Transactions
    Stock issued for services - 4,000,000 Shares                                                        $ 1,000
                                                                                                   =============

                   The accompanying notes are an integral part of these financial statements.


                                                      F-4



                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                              Stockholders' Equity
                                  (Unaudited)


                                                             Deficit
                                                             Accum. During
                                      Common Stock           the Development
                                -------------------------
                                 # of Shares    Amount        Stage         Totals
                                ------------   ----------   -----------   -----------
May 11, 1984                        396,900      $ 8,745           $ -       $ 8,745

Net Loss for period                       -            -        (6,376)       (6,376)
                                ------------   ----------   -----------   -----------
Balance - December 31, 1984         396,900        8,745        (6,376)        2,369
                                ------------   ----------   -----------   -----------

Issued in 1985                       30,900        9,300             -         9,300
Net Loss for year                         -            -        (8,513)       (8,513)
                                ------------   ----------   -----------   -----------
Balance -  December 31, 1985        427,800       18,045       (14,889)        3,156
                                ------------   ----------   -----------   -----------

Issued in 1986                       25,200        7,450             -         7,450
Net Loss for year                         -            -        (9,869)       (9,869)
                                ------------   ----------   -----------   -----------
Balance -  December 31, 1986        453,000       25,495       (24,758)          737
                                ------------   ----------   -----------   -----------

Net Loss for year                         -            -          (589)         (589)
                                ------------   ----------   -----------   -----------
Balance - December 31, 1987         453,000       25,495       (25,347)          148
                                ------------   ----------   -----------   -----------

Issued in 1988                          900          300             -           300
Net Loss for year                         -            -        (2,221)       (2,221)
                                ------------   ----------   -----------   -----------
Balance - December 31, 1988         453,900       25,795       (27,568)       (1,773)
                                ------------   ----------   -----------   -----------

Issued in 1989                       12,000        2,000             -         2,000
Net Profit for yer                        -            -           356           356
                                ------------   ----------   -----------   -----------
Balance - December 31, 1989         465,900       27,795       (27,212)          583
                                ------------   ----------   -----------   -----------

Net Loss for year                         -            -           (64)          (64)
                                ------------   ----------   -----------   -----------
Balance - December 31, 1990         465,900       27,795       (27,276)          519
                                ------------   ----------   -----------   -----------

Issued in 1991                        3,000        1,000             -         1,000
Net Loss for year                         -            -          (475)         (475)
                                ------------   ----------   -----------   -----------
Balance - December 31, 1991         468,900       28,795       (27,751)        1,044
                                ------------   ----------   -----------   -----------

Net Profit for year                       -            -           155           155
                                ------------   ----------   -----------   -----------
Balance - December 31, 1992         468,900       28,795       (27,596)        1,199
                                ------------   ----------   -----------   -----------

Net Profit for year                       -            -         1,265         1,265
                                ------------   ----------   -----------   -----------
Balance - December 31, 1993         468,900       28,795       (26,331)        2,464
                                ------------   ----------   -----------   -----------


   The accompanying notes are an integral part of these financial statements.






                             THE ART BOUTIQUE, INC.                     Continued
                         (A Development Stage Company)
                              Stockholders' Equity
                                  (Unaudited)


                                                             Deficit
                                                             Accum. During
                                      Common Stock           the Development
                                -------------------------
                                 # of Shares    Amount        Stage         Totals
                                ------------   ----------   -----------   -----------

Net Loss for year                         -            -          (660)         (660)
                                ------------   ----------   -----------   -----------
Balance - December 31, 1994         468,900       28,795       (26,991)        1,804
                                ------------   ----------   -----------   -----------

Issued in 1995                        3,000        1,000             -         1,000
Net Loss for year                         -            -        (2,851)       (2,851)
                                ------------   ----------   -----------   -----------
Balance - December 31, 1995         471,900       29,795       (29,842)          (47)
                                ------------   ----------   -----------   -----------

Net Profit for year                       -            -            47            47
                                ------------   ----------   -----------   -----------
Balance - December 31, 1996         471,900       29,795       (29,795)            -
                                ------------   ----------   -----------   -----------

Issued March 14, 1997             4,000,000        1,000             -         1,000
Net Loss for year                         -            -        (1,000)       (1,000)
                                ------------   ----------   -----------   -----------
Balance - December 31, 1997       4,471,900       30,795       (30,795)            -
                                ------------   ----------   -----------   -----------

Net Profit for year                       -            -             -             -
                                ------------   ----------   -----------   -----------
Balance - December 31, 1998       4,471,900       30,795       (30,795)            -
                                ------------   ----------   -----------   -----------

Net Profit for year                       -            -             -             -
                                ------------   ----------   -----------   -----------
Balance - December 31, 1999       4,471,900       30,795       (30,795)            -
                                ------------   ----------   -----------   -----------

Cash for acquisition                      -        2,300             -         2,300
Net Loss for year                         -            -        (2,300)       (2,300)
                                ------------   ----------   -----------   -----------
Balance - December 31, 2000       4,471,900       33,095       (33,095)            -
                                ------------   ----------   -----------   -----------

Net Loss for year                         -            -        (4,608)       (4,608)
                                ------------   ----------   -----------   -----------
Balance - December 31, 2001       4,471,900       33,095       (37,703)       (4,608)
                                ------------   ----------   -----------   -----------

Net Loss for period                       -            -       (12,683)      (12,683)
                                ------------   ----------   -----------   -----------
Balance - September 30, 2002      4,471,900     $ 33,095     $ (50,386)    $ (17,291)
                                ============   ==========   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                               September 30, 2002




Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Art Boutique, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three-months and nine-months ended September 30, 2002 and 2001, and cash flows for the nine-months ended September 30, 2002 and 2001, and for the period May 15, 1984 (Inception) to September 30, 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.


Note 2 - Going Concern:
         -------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2001.

The Company had no revenues from operations in the period in 2002 or 2001. The Company incurred no expenses in the period in 2002 or 2001 and had no profit or loss on operations or profit or loss per share.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2001.

The Company had no revenues from operations in the period in 2002 or 2001. The Company incurred expenses of $12,683 in the period in 2002 compared to none in 2001. The Company had a loss of ($12,683) in period in 2002 compared to none in 2001. The Company had no loss per share in 2002 and 2001.


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



                                         THE ART BOUTIQUE, INC.



Date: November 14, 2001                  /s/ Ronald A. Shogren
                                         -----------------------------
                                         Ronald A. Shogren, President/CEO