Form 10KSB
period 2002-12-31
ART BOUTIQUE INC
filed 2003-04-07
CIK 1129458

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2002

                        Commission file number 000-32099

                             THE ART BOUTIQUE, INC.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)


        Wyoming                                             83-0269496
      ------------                                        --------------
(State of incorporation)                                (I.R.S. Employer
                                                        Identification No.)

                      P.O. Box 3412, Casper, Wyoming 82604
                    ----------------------------------------
               (Address of principal executive offices) (Zip Code)

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

There were 4,471,900 shares of the Registrant's common stock outstanding as of December 31, 2002.

The aggregate market value of the 411,900 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on December 31, 2002.

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

         Real Property

         None

         Mineral Properties

         None

Item 3.  LEGAL PROCEEDINGS

         As of December 31, 2002, the Company was neither a party nor were any of its properties subject to any legal proceedings.

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

         As of December 31, 2002, there were 53 record holders of the Company's common Stock.

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


Results of Operations for the Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     The Company had no revenues or operations during 2002 or in 2001. The Company incurred a net loss of $12,638 in 2002 compared to a net loss of $4,608 in 2001. The Company incurred expenses of $12,638 in general and administrative expenses in 2002 compared to $4,608 in 2001. The net loss per share was nominal in both 2002 and 2001.


Evaluation of Internal and Disclosure Controls
----------------------------------------------

        The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant and Compliance with
Section 16(a)


The directors and executive officers of the Company as of December 31, 2000, are as follows:


 Name                        Age           Position                                    Term
------                      -----         ----------                                  ------
Ronald A. Sogren             77            President and Director                      Annual
Michael R. Butler            49            Secretary/Treasurer and Director            Annual

     Ronald A. Shogren, age 77, is President and a Director of the Company. Mr. Shogren attended Eastern Montana College. Mr. Shogren is the past Exalted Ruler of the Casper's Elk Lodge 1353. Mr. Shogren has been a licensed general contractor from 1976 to present. Mr. Shogren also has seventeen years experience as an insurance claims adjuster and presently owns and operates Cowboy State Claims Service. Mr. Shogren is President and Director of Shogi, Inc. and a Director of Butts, Inc. He is a Director of Garner Investments, Inc.

     Michael R. Butler, age 49, is Secretary/Treasurer and a Director of the Company. Mr. Butler was employed for 19 years by Amoco Production Company, an oil and gas producing company operating in the state of Wyoming. In 1997 and 1998, Mr. Butler has owned and operated a farm/ranch west of Casper, Wyoming.

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

         1. The following people did not file reports under Section 16(a) during the most recent fiscal year:

         a.  Ronald A. Shogren         President and Director
         b.  Michael R. Butler         Secretary/Treasurer and Director

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

Item 10. Executive Compensation

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended December 31, 2002. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                          Year Ended December 31, 2002

                                    Annual Compensation                         Awards
===========================================================================================================================
Name and Principal                                                                                         Securities
Position                           Salary     Bonus ($)     Other Annual            Restricted Stock       Underlying
                         Year      ($)                      Compensation ($)        Award(s)($)            Options/SARs(#)
---------------------------------------------------------------------------------------------------------------------------

Ronald A. Shogren,                 0          0             0                       0                      0
President                2002
---------------------------------------------------------------------------------------------------------------------------

                         2001      0          0             0                       0                      0
                         --------------------------------------------------------------------------------------------------

                         2000      0          0             0                       0                      0
---------------------------------------------------------------------------------------------------------------------------
Michael R. Butler,                 0          0             0                       0                      0
Secretary                2002
---------------------------------------------------------------------------------------------------------------------------

                         2001      0          0             0                       0                      0
                         --------------------------------------------------------------------------------------------------

                         2000      0          0             0                       0                      0
===========================================================================================================================

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

    Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

    Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                    Cash Compensation                  Security Grants
Name                              Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                                  Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
--------------------------------------------------------------------------------------------------------------------------
A. Director                       0                 0              0                     0             0
Ronald A. Shogren

B. Director                       0                 0              0                     0             0
Michael R. Butler


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, as of December 31, 2002, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.


                                                      Number of                 Percentage of
                  Name                              Shares Owned                    Class
----------------------------------------------------------------------------------------------------

William Erickson                                              2,020,000                        45%
2300 E. 18th St., #224
Casper, WY  82609
----------------------------------------------------------------------------------------------------
Ronald A. Shogren, President & Director                       20,000                           4.4%
P.O. Box 1308
Casper, WY  82602
----------------------------------------------------------------------------------------------------
Michael R. Butler, Secretary & Director                       2,020,000                        45%
13750 Bessemer Bend Road
Alcova Point
Casper, WY  82604
----------------------------------------------------------------------------------------------------

Officers and Directors as a group                             4,060,000                        94.4%

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

Transactions with Management and Others

There were no transactions or series of transactions during the Registrant's last fiscal year or the current fiscal year, or any currently proposed transactions or series of transactions of the remainder of the fiscal year, in which the amount involved exceeds $60,000 and in which to the knowledge of the Registrant, any director, executive officer, nominee, future director, five percent shareholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest, except that Michael R. Butler, owned 30,000 shares of Kearney, Inc., prior to the acquisition of control of Kearney, Inc. in November 2000 by The Art Boutique, Inc. and the merger of Kearney, Inc. into The Art Boutique, Inc. Those shares were rescinded prior to the merger, so that at the time of the merger, The Art Boutique, Inc. owned 100% of Kearney, Inc.

Item 13. Exhibits and Reports on Form 8-K

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:

                                None


                  2.       Exhibits:

                                None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE ART BOUTIQUE, INC.
                                            (Registrant)

Date: April 4, 2003
                                            /s/ Ronald A. Shogren
                                            ----------------------------------
                                            Ronald A. Shogren, President



                                            DIRECTORS:


                                            /s/ Michael R. Butler
                                            ---------------------------------
                                            Michael R. Butler


                                            /s/ Ronald A. Shogren
                                            ---------------------------------
                                            Ronald A. Shogren

                               ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                          Year Ended December 31, 2002

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137




Board of Directors
Art Boutique, Inc.
Casper, WY


We have audited the accompanying balance sheets of Art Boutique, Inc. (A Development Stage Company) as of December 31, 2002 and 2001 and the related statements of operations, cash flows, and stockholders' equity for the years ended December 31, 2002 and 2001 and for the period May 15, 1984 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Boutique, Inc. at December 31, 2002 and 2001 and the results of their operations and their cash flows for the year ended December 31, 2002 and 2001, and for the period May 15, 1984 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States.

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



/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
January 14, 2003


                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  December 31,

                                                                                2002                    2001
                                                                                ----                    ----
ASSETS:
Current Assets:
   Cash                                                                                $ -                   $ -
                                                                          -----------------         -------------

      Total Current Assets                                                               -                     -

TOTAL ASSETS                                                                           $ -                   $ -
                                                                          =================         =============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable                                                              $ 17,291               $ 4,608
                                                                          -----------------         -------------

        Total current liabilities

Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized;
   4,471,900 shares issued and outstanding                                          33,095                33,095
Deficit accumulated during the development stage                                   (50,386)              (37,703)
                                                                          -----------------         -------------

      Total stockholders' equity                                                   (17,291)               (4,608)
                                                                          -----------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ -                   $ -
                                                                          =================         =============


   The accomanying notes are an integral part of these financial statements.



                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                               Year Ended                                   May 15, 1984
                                                  December, 31                              (Inception) to
                                             --------------------------------------
                                                  2002                   2001               December 31, 2002
                                             ---------------         --------------         -----------------
Revenue                                                 $ -                    $ -               $ 61,102

Expenses:

    Depreciation                                          -                      -                  3,745
    Loss from discontinued operations                     -                      -                 26,331
    Acquistion costs                                      -                      -                  2,100
    General and administrative                       12,638                  4,608                 79,312
                                             ---------------         --------------         --------------

        Total Expenses                               12,638                  4,608                111,488
                                             ---------------         --------------         --------------

Net Loss                                          $ (12,638)              $ (4,608)              $(50,386)
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


                                THE ART BOUTIQUE, INC.
                            (A Development Stage Company)
                               Statements of Cash Flows

                                   Indirect Method


                                                                                                     May 15, 1984
                                                              Year Ended                             (Inception) to
                                                                December 31,                         December 31,
                                                             ---------------------------------
                                                                 2002                2001               2002
                                                             --------------      -------------       -----------
Cash Flows from Operating Activities:
Net Loss                                                         $ (12,638)          $ (2,300)         $(50,386)
Adjustments to reconcile net loss to net cash used
   by operating activities
  Stock issued for services                                              -                  -             1,000
 Changes in operating assets and liabilities:
   Depreciation                                                          -                  -            18,316
   Increase (Decrease) accounts payable                             12,638                  -            17,291
                                                             --------------      -------------       -----------
Net Cash Flows Used by Operating Activities                              -             (2,300)          (13,779)
                                                             --------------      -------------       -----------

Cash Flows from Investing Activities:
   Sale of Equipment (Net)                                               -                  -             2,902
   Acquisition of Fixed Assets                                           -                  -           (21,218)
                                                             --------------      -------------       -----------
Net Cash Flows Provided by Investing Activities                          -                  -           (18,316)
                                                             --------------      -------------       -----------

Cash Flows from Financing Activities:
   Proceeds from common stock                                            -              2,300             2,300
   Issuance of Common Stock                                              -                  -            29,795
                                                             --------------      -------------       -----------
Net Cash Flows Provided by Financing Activities                          -              2,300            32,095
                                                             --------------      -------------       -----------

Net Increase (Decrease) in Cash                                          -                  -                 -
                                                             --------------      -------------       -----------

Cash at Beginning of Period                                              -                  -                 -
                                                             --------------      -------------       -----------

Cash at End of Period                                                  $ -                $ -               $ -
                                                             ==============      =============       ===========


Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                             $ -                $ -               $ -
                                                             ==============      =============       ===========
    Cash paid for taxes                                                $ -                $ -               $ -
                                                             ==============      =============       ===========

Supplemental Disclosure of Non-Cash Transactions

    Stock issued for services - 4,000,000 Shares                                                        $ 1,000
                                                                                                     ===========



   The accompanying notes are an integral part of these financial statements.



                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                               December 31, 2002

                                                            Deficit
                                                            Accum. During
                                      Common Stock          the Development
                                -------------------------
                                 # of Shares    Amount      Stage           Totals
                                ------------   ----------   -----------   -----------
May 11, 1984                        396,900      $ 8,745           $ -       $ 8,745

Net Loss for period                       -            -        (6,376)       (6,376)

                                ------------   ----------   -----------   -----------
Balance - December 31, 1984         396,900        8,745        (6,376)        2,369
                                ------------   ----------   -----------   -----------

Issued in 1985                       30,900        9,300             -         9,300
Net Loss for year                         -            -        (8,513)       (8,513)
                                ------------   ----------   -----------   -----------
Balance -  December 31, 1985        427,800       18,045       (14,889)        3,156
                                ------------   ----------   -----------   -----------

Issued in 1986                       25,200        7,450             -         7,450
Net Loss for year                         -            -        (9,869)       (9,869)
                                ------------   ----------   -----------   -----------
Balance -  December 31, 1986        453,000       25,495       (24,758)          737
                                ------------   ----------   -----------   -----------

Net Loss for year                         -            -          (589)         (589)
                                ------------   ----------   -----------   -----------
Balance - December 31, 1987         453,000       25,495       (25,347)          148
                                ------------   ----------   -----------   -----------

Issued in 1988                          900          300             -           300
Net Loss for year                         -            -        (2,221)       (2,221)
                                ------------   ----------   -----------   -----------
Balance - December 31, 1988         453,900       25,795       (27,568)       (1,773)
                                ------------   ----------   -----------   -----------

Issued in 1989                       12,000        2,000             -         2,000
Net Profit for yer                        -            -           356           356
                                ------------   ----------   -----------   -----------
Balance - December 31, 1989         465,900       27,795       (27,212)          583
                                ------------   ----------   -----------   -----------

Net Loss for year                         -            -           (64)          (64)
                                ------------   ----------   -----------   -----------
Balance - December 31, 1990         465,900       27,795       (27,276)          519
                                ------------   ----------   -----------   -----------

Issued in 1991                        3,000        1,000             -         1,000
Net Loss for year                         -            -          (475)         (475)
                                ------------   ----------   -----------   -----------
Balance - December 31, 1991         468,900       28,795       (27,751)        1,044
                                ------------   ----------   -----------   -----------

Net Profit for year                       -            -           155           155
                                ------------   ----------   -----------   -----------
Balance - December 31, 1992         468,900       28,795       (27,596)        1,199
                                ------------   ----------   -----------   -----------

Net Profit for year                       -            -         1,265         1,265
                                ------------   ----------   -----------   -----------
Balance - December 31, 1993         468,900       28,795       (26,331)        2,464
                                ------------   ----------   -----------   -----------

Net Loss for year                         -            -          (660)         (660)
                                ------------   ----------   -----------   -----------
Balance - December 31, 1994         468,900       28,795       (26,991)        1,804
                                ------------   ----------   -----------   -----------

Issued in 1995                        3,000        1,000             -         1,000
Net Loss for year                         -            -        (2,851)       (2,851)
                                ------------   ----------   -----------   -----------
Balance - December 31, 1995         471,900       29,795       (29,842)          (47)
                                ------------   ----------   -----------   -----------
                                      F-5




                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                               December 31, 2002

                                                            Deficit
                                                            Accum. During
                                      Common Stock          the Development
                                -------------------------
                                 # of Shares    Amount      Stage           Totals
                                ------------   ----------   -----------   -----------

Net Profit for year                       -            -            47            47
                                ------------   ----------   -----------   -----------
Balance - December 31, 1996         471,900       29,795       (29,795)            -
                                ------------   ----------   -----------   -----------

Issued March 14, 1997             4,000,000        1,000             -         1,000
Net Loss for year                         -            -        (1,000)       (1,000)
                                ------------   ----------   -----------   -----------
Balance - December 31, 1997       4,471,900       30,795       (30,795)            -
                                ------------   ----------   -----------   -----------

Net Profit for year                       -            -             -             -
                                ------------   ----------   -----------   -----------
Balance - December 31, 1998       4,471,900       30,795       (30,795)            -
                                ------------   ----------   -----------   -----------

Net Profit for year                       -            -             -             -
                                ------------   ----------   -----------   -----------
Balance - December 31, 1999       4,471,900       30,795       (30,795)            -
                                ------------   ----------   -----------   -----------

Shares for acquisition                    -        2,300             -         2,300
Net Loss for year                         -            -        (2,300)       (2,300)
                                ------------   ----------   -----------   -----------
Balance - December 31, 2000       4,471,900       33,095       (33,095)            -
                                ------------   ----------   -----------   -----------

Net Loss for year                         -            -        (4,608)       (4,608)
                                ------------   ----------   -----------   -----------
Balance - December 31, 2001       4,471,900       33,095       (37,703)       (4,608)
                                ------------   ----------   -----------   -----------

Net Loss for year                         -            -       (12,683)      (12,683)
                                ------------   ----------   -----------   -----------
Balance - December 31, 2002       4,471,900     $ 33,095     $ (50,386)    $ (17,291)
                                ============   ==========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002


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

         Basis of Accounting
         -------------------

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

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

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002




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

         Deferred tax assets:
         Net operating loss carryforwards                   $ 15,116
         Valuation allowance                                ( 15,116)
                                                            ---------
         Net deferred tax assets                            $      0
                                                            =========

         At December 31, 2002, the Company had net operating loss carryforwards of approximately $50,386 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will expire in 2010.

Note 3 - Capital Stock Transactions
         --------------------------

         The authorized capital stock of the Company is 50,000,000 shares of common stock at no par value. During the year ended, the Company issued no shares of common stock.

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002

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

Note 5 - Segment Information
         -------------------

         Art Boutique, Inc. operates primarily in a single operating segment, mainly the merger and acquisition of small businesses interested in merging.