Form 10QSB
period 2003-03-31
ART BOUTIQUE INC
filed 2003-05-20
CIK 1129458

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
March 31, 2003                                        000-32099



                             The Art Boutique, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
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

                         4,471,900 as of March 31, 2003

                               ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                    FOR THE THREE-MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137





                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Art Boutique, Inc.
Casper, WY


We have reviewed the accompanying balance sheet of Art Boutique, Inc. (A Development Stage Company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002, and for the period May 15, 1984 (inception) to March 31, 2003, stockholders' equity for the period ended March 31, 2003, cash flows for the three-month period ended March 31, 2003 and for the period May 15, 1984 (inception) to March 31, 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 14, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado

May 6, 2003



                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)


                                                                             March 31,             December 31,
                                                                               2003                    2002
                                                                               ----                    ----
ASSETS:
Current Assets:
   Cash                                                                               $ -                   $ -
                                                                          ----------------         -------------

      Total Current Assets                                                              -                     -

TOTAL ASSETS                                                                          $ -                   $ -
                                                                          ================         =============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable                                                             $ 17,291               $17,291
                                                                          ----------------         -------------

        Total Current Liabilities                                                  17,291                17,291
                                                                          ----------------         -------------

Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized;
   4,471,900 shares issued and outstanding                                         33,095                33,095
Deficit accumulated during the development stage                                  (50,386)              (50,386)
                                                                          ----------------         -------------

      Total stockholders' equity                                                  (17,291)              (17,291)
                                                                          ----------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ -                   $ -
                                                                          ================         =============

                         See Accountant's Review Report



                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                          May 15, 1984
                                                Three-Month Period Ended                  Inception to
                                                        March 31,                         March 31,
                                             --------------------------------
                                                 2003              2002                       2003
                                             --------------    --------------             --------------
Revenue                                                $ -               $ -                   $ 61,102

Expenses:

    Depreciation                                         -                 -                      3,745
    Loss from discontinued operations                    -                 -                     26,331
    Acquistion costs                                     -                 -                      2,100
    General and administrative                           -            12,683                     79,312
                                             --------------    --------------             --------------

        Total Expenses                                   -            12,683                    111,488
                                             --------------    --------------             --------------

Net Loss                                               $ -          $(12,683)                  $(50,386)
                                             ==============    ==============             ==============

Net Loss per share common stock                    *                 *
                                             ==============    ==============

Weighted average number of
   common shares outstanding                     4,471,900         4,471,900
                                             ==============    ==============


* Less than a $.01 per share


                         See Accountant's Review Report



                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                Indirect Method

                                                                                                             May 15, 1984
                                                                      Three-Month Period Ended               (Inception) to
                                                                              March 31,                         March 31,
                                                                 ------------------------------------
                                                                      2003                  2002                 2003
                                                                 ---------------        -------------        --------------
Cash Flows from Operating Activities:
Net Loss                                                                    $ -             $(12,683)            $ (50,386)
Adjustments to reconcile net loss to net cash used
   by operating activities
  Stock issued for services                                                   -                    -                 1,000
   Depreciation                                                               -                    -                18,316
 Changes in operating assets and liabilities:
   Increase in Accounts Payable                                               -               12,683                17,291
   Decrease (Increase) in Prepaid Expenses                                    -                    -                     -
                                                                 ---------------        -------------        --------------
Net Cash Flows Used by Operating Activities                                   -                    -               (13,779)
                                                                 ---------------        -------------        --------------

Cash Flows from Investing Activities:
   Sale of Equipment (Net)                                                    -                    -                 2,902
   Acquisition of Fixed Assts                                                 -                    -               (21,218)
                                                                 ---------------        -------------        --------------
Net Cash Flows Provided by Investing Activities                               -                    -               (18,316)
                                                                 ---------------        -------------        --------------

Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                                -                    -                 2,300
   Issuance of Common Stock                                                   -                    -                29,795
                                                                 ---------------        -------------        --------------
Net Cash Flows Provided by Financing Activities                               -                    -                32,095
                                                                 ---------------        -------------        --------------

Net Increase (Decrease) in Cash                                               -                    -                     -
                                                                 ---------------        -------------        --------------

Cash at Beginning of Period                                                  -                    -                      -
                                                                 ---------------        -------------        --------------

Cash at End of Period                                                       $ -                  $ -                   $ -
                                                                 ===============        =============        ==============

Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                                  $ -                  $ -                   $ -
                                                                 ===============        =============        ==============
    Cash paid for taxes                                                     $ -                  $ -                   $ -
                                                                 ===============        =============        ==============

Supplemental Disclosure of Non-Cash Transactions
    Stock issued for services - 4,000,000 Shares                                                                   $ 1,000
                                                                                                             ==============



                         See Accountant's Review Report


                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2003
                                  (Unaudited)



                                                         Deficit
                                                         Accum. During
                                     Common Stock        the Development
                               -------------------------
                                # of Shares    Amount       Stage         Totals
                               ------------  -----------  -----------   -----------

May 11, 1984                       396,900      $ 8,745          $ -       $ 8,745

Net Loss for period                      -            -       (6,376)       (6,376)
                               ------------  -----------  -----------   -----------
Balance - December 31, 1984        396,900        8,745       (6,376)        2,369
                               ------------  -----------  -----------   -----------

Issued in 1985                      30,900        9,300            -         9,300
Net Loss for year                        -            -       (8,513)       (8,513)
                               ------------  -----------  -----------   -----------
Balance -  December 31, 1985       427,800       18,045      (14,889)        3,156
                               ------------  -----------  -----------   -----------

Issued in 1986                      25,200        7,450            -         7,450
Net Loss for year                        -            -       (9,869)       (9,869)
                               ------------  -----------  -----------   -----------
Balance -  December 31, 1986       453,000       25,495      (24,758)          737
                               ------------  -----------  -----------   -----------

Net Loss for year                        -            -         (589)         (589)
                               ------------  -----------  -----------   -----------
Balance - December 31, 1987        453,000       25,495      (25,347)          148
                               ------------  -----------  -----------   -----------

Issued in 1988                         900          300            -           300
Net Loss for year                        -            -       (2,221)       (2,221)
                               ------------  -----------  -----------   -----------
Balance - December 31, 1988        453,900       25,795      (27,568)       (1,773)
                               ------------  -----------  -----------   -----------

Issued in 1989                      12,000        2,000            -         2,000
Net Profit for yer                       -            -          356           356
                               ------------  -----------  -----------   -----------
Balance - December 31, 1989        465,900       27,795      (27,212)          583
                               ------------  -----------  -----------   -----------

Net Loss for year                        -            -          (64)          (64)
                               ------------  -----------  -----------   -----------
Balance - December 31, 1990        465,900       27,795      (27,276)          519
                               ------------  -----------  -----------   -----------

Issued in 1991                       3,000        1,000            -         1,000
Net Loss for year                        -            -         (475)         (475)
                               ------------  -----------  -----------   -----------
Balance - December 31, 1991        468,900       28,795      (27,751)        1,044
                               ------------  -----------  -----------   -----------

Net Profit for year                      -            -          155           155
                               ------------  -----------  -----------   -----------
Balance - December 31, 1992        468,900       28,795      (27,596)        1,199
                               ------------  -----------  -----------   -----------

Net Profit for year                      -            -        1,265         1,265
                               ------------  -----------  -----------   -----------
Balance - December 31, 1993        468,900       28,795      (26,331)        2,464
                               ------------  -----------  -----------   -----------

Net Loss for year                        -            -         (660)         (660)
                               ------------  -----------  -----------   -----------
Balance - December 31, 1994        468,900       28,795      (26,991)        1,804
                               ------------  -----------  -----------   -----------

                                                                Continued...

                         See Accountant's Review Report



                             THE ART BOUTIQUE, INC.               Continued
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2003
                                  (Unaudited)



                                                         Deficit
                                                         Accum. During
                                     Common Stock        the Development
                               -------------------------
                                # of Shares    Amount       Stage         Totals
                               ------------  -----------  -----------   -----------


Issued in 1995                       3,000        1,000            -         1,000
Net Loss for year                        -            -       (2,851)       (2,851)
                               ------------  -----------  -----------   -----------
Balance - December 31, 1995        471,900       29,795      (29,842)          (47)
                               ------------  -----------  -----------   -----------

Net Profit for year                      -            -           47            47
                               ------------  -----------  -----------   -----------
Balance - December 31, 1996        471,900       29,795      (29,795)            -
                               ------------  -----------  -----------   -----------

Issued March 14, 1997            4,000,000        1,000            -         1,000
Net Loss for year                        -            -       (1,000)       (1,000)
                               ------------  -----------  -----------   -----------
Balance - December 31, 1997      4,471,900       30,795      (30,795)            -
                               ------------  -----------  -----------   -----------

Net Profit for year                      -            -            -             -
                               ------------  -----------  -----------   -----------
Balance - December 31, 1998      4,471,900       30,795      (30,795)            -
                               ------------  -----------  -----------   -----------

Net Profit for year                      -            -            -             -
                               ------------  -----------  -----------   -----------
Balance - December 31, 1999      4,471,900       30,795      (30,795)            -
                               ------------  -----------  -----------   -----------

Cash for acquisition                     -        2,300            -         2,300
Net Loss for year                        -            -       (2,300)       (2,300)
                               ------------  -----------  -----------   -----------
Balance - December 31, 2000      4,471,900       33,095      (33,095)            -
                               ------------  -----------  -----------   -----------

Net Loss for year                        -            -       (4,608)       (4,608)
                               ------------  -----------  -----------   -----------
Balance - December 31, 2001      4,471,900       33,095      (37,703)       (4,608)
                               ------------  -----------  -----------   -----------

Net Loss for Year                        -            -      (12,683)      (12,683)
                               ------------  -----------  -----------   -----------
Balance - December 31, 2002      4,471,900       33,095      (50,386)      (17,291)
                               ------------  -----------  -----------   -----------

Net Loss for Period                      -            -            -             -
                               ------------  -----------  -----------   -----------
Balance - March 31, 2003         4,471,900     $ 33,095    $ (50,386)    $ (17,291)
                               ============  ===========  ===========   ===========


                         See Accountant's Review Report

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                                 March 31, 2003




Note 1 - Presentation of Interim Information
         -----------------------------------

In the opinion of the management of Art Boutique, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three-months ended March 31, 2003 and 2002 and the period May 15, 1984 (inception) to March 31, 2003, and cash flows for the three-months ended March 31, 2003 and 2002, and for the period May 15, 1984 (Inception) to March 31, 2003. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2003 COMPARED TO SAME PERIOD ENDED MARCH 31, 2002.

The Company had no revenues from operations in the period in 2003 or 2002. The Company incurred no expenses in the period in 2002 compared to $12,683 general and administrative expenses in 2002. The Company had no profit or loss in 2003 in the quarter compared to a loss on operations of ($12,683) in 2002. The Company had no loss per share in 2003 and a nominal loss in 2002.

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



                                         THE ART BOUTIQUE, INC.



Date: May 20, 2003                       /s/ Ronald A. Shogren
                                         -----------------------------
                                         Ronald A. Shogren, President

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Ronald A. Shogren, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Art Boutique;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003


/s/ Ronald A. Shogren
-----------------------
Ronald A. Shogren,
President

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Michael R. Butler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Art Boutique;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003


/s/ Michael R. Butler
-----------------------
Michael R. Butler,
President