Form 10QSB
period 2003-06-03
ART BOUTIQUE INC
filed 2003-08-14
CIK 1129458

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB



                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
June 30, 2003                                         000-32099



                             The Art Boutique, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
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

                          4,471,900 as of June 30, 2003

                             THE ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                     FOR THE SIX-MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137





                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Art Boutique, Inc.
Casper, WY


We have reviewed the accompanying balance sheet of Art Boutique, Inc. (A Development Stage Company) as of June 30, 2003 and the related statements of operations for the three and six months ended June 30, 2003 and 2002, and for the period May 15, 1984 (inception) to June 30, 2003, and statements of cash flows for the six-months ended June 30, 2003 and for the period May 15, 1984 (inception) to June 30, 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 14, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado

July 28, 2003



                                 THE ART BOUTIQUE, INC.
                             (A Development Stage Company)
                                     Balance Sheets
                                      (Unaudited)


                                                                             June 30,              December 31,
                                                                               2003                    2002
                                                                          ----------------         -------------
ASSETS:
Current Assets:
   Cash                                                                               $ -                   $ -
                                                                          ----------------         -------------

      Total Current Assets                                                              -                     -
                                                                          ----------------         -------------

TOTAL ASSETS                                                                          $ -                   $ -
                                                                          ================         =============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable                                                             $ 17,291               $17,291
                                                                          ----------------         -------------

        Total Current Liabilities                                                  17,291                17,291
                                                                          ----------------         -------------

Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized;
   4,471,900 shares issued and outstanding                                         33,095                33,095
Deficit accumulated during the development stage                                  (50,386)              (50,386)
                                                                          ----------------         -------------

      Total stockholders' equity                                                  (17,291)              (17,291)
                                                                          ----------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ -                   $ -
                                                                          ================         =============



                        SEE ACCOUNTANTS' REVIEW REPORT.


                                 THE ART BOUTIQUE, INC.
                             (A Development Stage Company)
                                Statements of Operations
                                      (Unaudited)


                                                                                                      May 15, 1984
                                        Three-Month Period Ended         Six-Month Period Ended       Inception to
                                               June 30,                         June 30,                June 30,
                                      --------------------------    --------------------------
                                         2003           2002           2003           2002               2003
                                      -----------    -----------    -----------    -----------        -----------
Revenue                                      $ -            $ -            $ -            $ -           $ 61,102
                                      -----------    -----------    -----------    -----------        -----------

Expenses:

    Depreciation                               -              -              -              -              3,745
    Loss from discontinued operations          -              -              -              -             26,331
    Acquistion costs                           -              -              -              -              2,100
    General and administrative                 -              -              -         12,683             79,312
                                      -----------    -----------    -----------    -----------        -----------

        Total Expenses                         -              -              -         12,683            111,488
                                      -----------    -----------    -----------    -----------        -----------

Net Loss                                     $ -            $ -              -       $(12,683)          $(50,386)
                                      ===========    ===========    ===========    ===========        ===========

Net Loss per share common stock              $ -            $ -              -            $ -
                                      ===========    ===========    ===========    ===========

Weighted average number of
   common shares outstanding           4,471,900      4,471,900      4,471,900      4,471,900
                                      ===========    ===========    ===========    ===========


                         SEE ACCOUNTANTS' REVIEW REPORT



                                     THE ART BOUTIQUE, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)

                                        Indirect Method


                                                                                                             May 15, 1984
                                                                       Six-Month Period Ended                (Inception) to
                                                                               June 30,                         June 30,
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
                                                                                                             ==============


                         SEE ACCOUNTANTS' REVIEW REPORT


                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 June 30, 2003
                                  (Unaudited)


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





                             THE ART BOUTIQUE, INC.                   Continued
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 June 30, 2003
                                  (Unaudited)

                                                              Deficit
                                                           Accum. During
                                     Common Stock         the Development
                               -------------------------
                                # of Shares    Amount       Stage         Totals
                               ------------  -----------  -----------   -----------

Net Profit for year                      -            -        1,265         1,265
                               ------------  -----------  -----------   -----------
Balance - December 31, 1993        468,900       28,795      (26,331)        2,464
                               ------------  -----------  -----------   -----------

Net Loss for year                        -            -         (660)         (660)
                               ------------  -----------  -----------   -----------
Balance - December 31, 1994        468,900       28,795      (26,991)        1,804
                               ------------  -----------  -----------   -----------

Issued in 1995                       3,000        1,000            -         1,000
Net Loss for year                        -            -       (2,851)       (2,851)
                               ------------  -----------  -----------   -----------
Balance - December 31, 1995        471,900       29,795      (29,842)          (47)
                               ------------  -----------  -----------   -----------

Net Profit for year                      -            -           47            47
                               ------------  -----------  -----------   -----------
Balance - December 31, 1996        471,900       29,795      (29,795)            -
                               ------------  -----------  -----------   -----------

Issued March 14, 1997            4,000,000        1,000            -         1,000
Net Loss for year                        -            -       (1,000)       (1,000)
                               ------------  -----------  -----------   -----------
Balance - December 31, 1997      4,471,900       30,795      (30,795)            -
                               ------------  -----------  -----------   -----------

Net Profit for year                      -            -            -             -
                               ------------  -----------  -----------   -----------
Balance - December 31, 1998      4,471,900       30,795      (30,795)            -
                               ------------  -----------  -----------   -----------

Net Profit for year                      -            -            -             -
                               ------------  -----------  -----------   -----------
Balance - December 31, 1999      4,471,900       30,795      (30,795)            -
                               ------------  -----------  -----------   -----------

Shares for acquisition                   -        2,300            -         2,300
Net Loss for year                        -            -       (2,300)       (2,300)
                               ------------  -----------  -----------   -----------
Balance - December 31, 2000      4,471,900       33,095      (33,095)            -
                               ------------  -----------  -----------   -----------

Net Loss for year                        -            -       (4,608)       (4,608)
                               ------------  -----------  -----------   -----------
Balance - December 31, 2001      4,471,900       33,095      (37,703)       (4,608)
                               ------------  -----------  -----------   -----------

Net Loss for Year                        -            -      (12,683)      (12,683)
                               ------------  -----------  -----------   -----------
Balance - December 31, 2002      4,471,900       33,095      (50,386)      (17,291)
                               ------------  -----------  -----------   -----------

Net Loss for Period                      -            -            -             -
                               ------------  -----------  -----------   -----------
Balance - June 30, 2003          4,471,900     $ 33,095    $ (50,386)    $ (17,291)
                               ============  ===========  ===========   ===========


                         SEE ACCOUNTANTS' REVIEW REPORT

                             THE ART BOUTIQUE, INC.
                          (A Development Stage Company)
                                  June 30, 2003





Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of The Art Boutique, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three-months ended June 30, 2003 and 2002 and the period May 15, 1984 (inception) to June 30, 2003, and cash flows for the six-months ended June 30, 2003 and 2002, and for the period May 15, 1984 (Inception) to June 30, 2003. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------


RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2003 COMPARED TO SAME PERIOD ENDED JUNE 30, 2002.

The Company had no revenues from operations in the period in 2003 or 2002. The Company incurred no expenses in the period in 2003 or 2002 and had no profit or loss on operations or profit or loss per share.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SAME PERIOD ENDED JUNE 30, 2002.

The Company had no revenues from operations in the period in 2003 or 2002. The Company incurred no expenses in the period in 2003 compared to $12,683 in 2002 and had no losses on operations in 2003 compared to ($12,683) in 2002. The loss per share was none in the six month period in 2003 compared to nominal in the period in 2002.


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


                (a)     Exhibits 31.1, 31.2, 32.1, and 32.2


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



                                         THE ART BOUTIQUE, INC.




Date: August 1, 2003                     /s/ Ronald A. Shogren
                                         -----------------------------
                                         Ronald A. Shogren, President