Form 10QSB
period 2003-09-30
ART BOUTIQUE INC
filed 2003-10-10
CIK 1129458

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
September 30, 2003                                       000-32099



                             The Art Boutique, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
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

                       4,471,900 as of September 30, 2003

                               ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                  FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s







                           ACCOUNTANT'S REVIEW REPORT



Board of Directors
Art Boutique, Inc.
Casper, WY


We have reviewed the accompanying balance sheet of Art Boutique, Inc. (A Development Stage Company) as of September 30, 2003 and the related statements of operations for the three and nine-months ended September 30, 2003,and for the period May 15, 1984 (inception) to September 30, 2003, cash flows, and stockholders' equity for the nine-months ended September 30, 2003 and for the period May 15, 1984 (inception) to September 30, 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 14, 2003, we expressed an unqualified opinion and those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
Denver, Colorado
October 7, 2003,


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)



                                                                          September 30,           December 31,
                                                                               2003                   2002
                                                                               ----                   ----
ASSETS:
Current Assets:
   Cash                                                                               $ -                  $ -
                                                                         -----------------        -------------

      Total Current Assets                                                              -                    -

TOTAL ASSETS                                                                          $ -                  $ -
                                                                         =================        =============


LIABILITIES & STOCKHOLDERS EQUITY:
Current Liabilities:
    Accounts Payable                                                             $ 17,291              $17,291
                                                                         -----------------        -------------

        Total Current Liabilities                                                  17,291               17,291
                                                                         -----------------        -------------

Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized;
   4,471,900 shares issued and outstanding                                         33,095               33,095
Deficit accumulated during the development stage                                  (50,386)             (50,386)
                                                                         -----------------        -------------

      Total stockholders' equity                                                  (17,291)             (17,291)
                                                                         -----------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ -                  $ -
                                                                         =================        =============

See Accountants Review Report


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                       Three-Month Period Ended      Nine-Month Period Ended           May 15, 1984
                                           September 30,                September 30,                  Inception to
                                        2003          2002           2003           2002               September 30, 2003
                                     -----------   ------------   -----------    -----------           ------------------

Revenue                                     $ -            $ -           $ -            $ -              $ 61,102
                                     -----------   ------------   -----------    -----------           -----------


Expenses:

 Depreciation                                 -              -             -              -                 3,745
 Loss from discontinued operations            -              -             -              -                26,331
 Acquistion costs                             -              -             -              -                 2,100
 General and administrative                   -              -        12,683              -                79,312
                                     -----------   ------------   -----------    -----------           -----------


        Total Expenses                        -              -        12,683              -               111,488
                                     -----------   ------------   -----------    -----------           -----------


Net Loss                                    $ -            $ -      $(12,683)           $ -             $ (50,386)
                                     ===========   ============   ===========    ===========           ===========


Net Loss per share common stock             $ -            $ -           $ -            $ -
                                     ===========   ============   ===========    ===========


Weighted average number of
   common shares outstanding          4,471,900      4,471,900     4,471,900      4,471,900
                                     ===========   ============   ===========    ===========

See Accountants Review Report

                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                              Stockholders' Equity
                                  (Unaudited)



                                                          Deficit
                                                       Accum. During
                                   Common Stock       the Development
                               # of Shares   Amount        Stage       Totals
                               -----------   ------   ---------------  ------



May 11, 1984                      396,900     $ 8,745          $ -      $ 8,745

Net Loss for period                     -           -       (6,376)      (6,376)
                              ------------  ----------   ----------   ----------
Balance - December 31, 1984       396,900       8,745       (6,376)       2,369
                              ------------  ----------   ----------   ----------

Issued in 1985                     30,900       9,300            -        9,300
Net Loss for year                       -           -       (8,513)      (8,513)
                              ------------  ----------   ----------   ----------
Balance -  December 31, 1985      427,800      18,045      (14,889)       3,156
                              ------------  ----------   ----------   ----------

Issued in 1986                     25,200       7,450            -        7,450
Net Loss for year                       -           -       (9,869)      (9,869)
                              ------------  ----------   ----------   ----------
Balance -  December 31, 1986      453,000      25,495      (24,758)         737
                              ------------  ----------   ----------   ----------
Net Loss for year                       -           -         (589)        (589)
                              ------------  ----------   ----------   ----------
Balance - December 31, 1987       453,000      25,495      (25,347)         148
                              ------------  ----------   ----------   ----------

Issued in 1988                        900         300            -          300
Net Loss for year                       -           -       (2,221)      (2,221)
                              ------------  ----------   ----------   ----------
Balance - December 31, 1988       453,900      25,795      (27,568)      (1,773)
                              ------------  ----------   ----------   ----------

Issued in 1989                     12,000       2,000            -        2,000
Net Profit for yer                      -           -          356          356
                              ------------  ----------   ----------   ----------
Balance - December 31, 1989       465,900      27,795      (27,212)         583
                              ------------  ----------   ----------   ----------

Net Loss for year                       -           -          (64)         (64)
                              ------------  ----------   ----------   ----------
Balance - December 31, 1990       465,900      27,795      (27,276)         519
                              ------------  ----------   ----------   ----------

Issued in 1991                      3,000       1,000            -        1,000
Net Loss for year                       -           -         (475)        (475)
                              ------------  ----------   ----------   ----------
Balance - December 31, 1991       468,900      28,795      (27,751)       1,044
                              ------------  ----------   ----------   ----------

Net Profit for year                     -           -          155          155
                              ------------  ----------   ----------   ----------
Balance - December 31, 1992       468,900      28,795      (27,596)       1,199
                              ------------  ----------   ----------   ----------

Net Profit for year                     -           -        1,265        1,265
                              ------------  ----------   ----------   ----------
Balance - December 31, 1993       468,900      28,795      (26,331)       2,464
                              ------------  ----------   ----------   ----------
Net Loss for year                       -           -         (660)        (660)
                              ------------  ----------   ----------   ----------
Balance - December 31, 1994       468,900      28,795      (26,991)       1,804
                              ------------  ----------   ----------   ----------

Issued in 1995                      3,000       1,000            -        1,000
Net Loss for year                       -           -       (2,851)      (2,851)
                              ------------  ----------   ----------   ----------
Balance - December 31, 1995       471,900      29,795      (29,842)         (47)
                              ------------  ----------   ----------   ----------
Net Profit for year                     -           -           47           47
                              ------------  ----------   ----------   ----------
Balance - December 31, 1996       471,900      29,795      (29,795)           -
                              ------------  ----------   ----------   ----------

Issued March 14, 1997           4,000,000       1,000            -        1,000
Net Loss for year                       -           -       (1,000)      (1,000)
                              ------------  ----------   ----------   ----------
Balance - December 31, 1997     4,471,900      30,795      (30,795)           -
                              ------------  ----------   ----------   ----------
Net Profit for year                     -           -            -            -
                              ------------  ----------   ----------   ----------
Balance - December 31, 1998     4,471,900      30,795      (30,795)           -
                              ------------  ----------   ----------   ----------
Net Profit for year                     -           -            -            -
                              ------------  ----------   ----------   ----------
Balance - December 31, 1999     4,471,900      30,795      (30,795)           -
                              ------------  ----------   ----------   ----------

Cash for acquisition                    -       2,300            -        2,300
Net Loss for year                       -           -       (2,300)      (2,300)
                              ------------  ----------   ----------   ----------
Balance - December 31, 2000     4,471,900      33,095      (33,095)           -
                              ------------  ----------   ----------   ----------

Net Loss for year                       -           -       (4,608)      (4,608)
                              ------------  ----------   ----------   ----------
Balance - December 31, 2001     4,471,900      33,095      (37,703)      (4,608)
                              ------------  ----------   ----------   ----------

Net Loss for year                       -           -      (12,683)     (12,683)
                              ------------  ----------   ----------   ----------
Balance - December 31, 2002     4,471,900      33,095      (50,386)     (17,291)
                              ------------  ----------   ----------   ----------

Net Loss for period                     -           -            -            -
                              ------------  ----------   ----------   ----------
Balance - September 30, 2003    4,471,900    $ 33,095    $ (50,386)   $ (17,291)
                              ============  ==========   ==========   ==========

See Accountants Review Report


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method


                                                                                                   May 15, 1984
                                                                Nine-Month Period Ended            (Inception) to
                                                               September 30,                       September 30,
                                                                2003               2002                  0
                                                            -------------       ------------       --------------

Cash Flows from Operating Activities:
Net Loss                                                             $ -           $(12,683)           $ (50,386)
Adjustments to reconcile net loss to net cash used
   by operating activities
  Stock issued for services                                            -                  -                1,000
 Changes in operating assets and liabilities:
   Depreciation                                                        -                  -               18,316
Changes in operating assets and liabilities:
   Increase in accounts payable                                        -             12,683               17,291
                                                            -------------       ------------       --------------
Net Cash Flows Used by Operating Activities                            -                  -              (13,779)
                                                            -------------       ------------       --------------

Cash Flows from Investing Activities:
   Sale of Equipment (Net)                                             -                  -                2,902
   Acquisition of Fixed Assts                                          -                  -              (21,218)
                                                            -------------       ------------       --------------
Net Cash Flows Provided by Investing Activities                        -                  -              (18,316)
                                                            -------------       ------------       --------------
Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                         -                  -                2,300
   Issuance of Common Stock                                            -                  -               29,795
                                                            -------------       ------------       --------------
Net Cash Flows Provided by Financing Activities                        -                  -               32,095
                                                            -------------       ------------       --------------

Net Increase (Decrease) in Cash                                        -                  -                    -
                                                            -------------       ------------       --------------

Cash at Beginning of Period                                            -                  -                     -
                                                            -------------       ------------       -------------

Cash at End of Period                                                $ -                $ -                  $ -
                                                            =============       ============       ==============

Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                           $ -                $ -                  $ -
                                                            =============       ============       ==============
    Cash paid for taxes                                              $ -                $ -                  $ -
                                                            =============       ============       ==============

Supplemental Disclosure of Non-Cash Transactions
    Stock issued for services - 4,000,000 Shares                                                         $ 1,000
                                                                                                   ==============


See Accountants Review Report

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                               September 30, 2003





Note 1 - Presentation of Interim Information:

In the opinion of the management of Art Boutique, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the three-months and nine-months ended September 30, 2002 and 2001 and for the period May 15, 1984 (inception) to September 30, 2003, and cash flows for the nine-months ended September 30, 2003 and 2002, and for the period May 15, 1984 (Inception) to September 30, 2003. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2002.

The Company had no revenues from operations in the period in 2003 or 2002. The Company incurred no expenses in the period in 2003 or 2002 and had no profit or loss on operations or profit or loss per share.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2002.

The Company had no revenues from operations in the period in 2003 or 2002. The Company incurred expenses of $12,683 in the period in 2003 compared to none in 2002. The Company had a loss of ($12,683) in period in 2003 compared to none in 2002. The Company had no loss per share in 2003 and 2002.


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

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

Trends: The company expects that the trend of no income and ongoing losses will continue in the future until a business operation has been achieved which may afford revenues and potential cash flows. No assurance can be made that any such operation will ever occur.

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

                  None

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


(a)       Exhibits - #31 CERTIFICATION PURSUANT TO SECTION
                       302 OF THE SARBANES OXLEY ACT

                     #32 CERTIFICATION OF DISCLOSURE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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



                                         THE ART BOUTIQUE, INC.



Date: October 10, 2003                  /s/ Ronald A. Shogren
                                         -----------------------------
                                         Ronald A. Shogren, President/CEO/CFO