Form 10KSB
period 2003-12-31
ART BOUTIQUE INC
filed 2004-05-06
CIK 1129458

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-KSB

                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2003

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

                      Rooms 1203-8, 12 Floor, Hang Seng Bldg.
                      77 Des Voeux Road Central,l Hong Kong
                    ----------------------------------------
               (Address of principal executive offices) (Zip Code)

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

State issuer's revenues for its most recent fiscal year. $0

There were 12,471,900 shares of the Registrant's common stock outstanding as of December 31, 2003 and at March 31, 2004.

The aggregate market value of the 8,771,900 shares of voting common stock held by nonaffiliates of the Registrant is approximately $9,649,090 on December 31, 2003 based on the closing price of $1.10 per share.

                                TABLE OF CONTENTS

PART I                                                                     Page

         Item 1. Description of Business                                      1
         Item 2. Description of Property                                      10
         Item 3. Legal Proceedings                                            10
         Item 4. Submission of Matters to a Vote of Security Holders          10

PART II

         Item 5. Market for Common Equity and Related Stockholder Matters     11
         Item 6. Management's Discussion and Analysis or Plan of Operation    11
         Item 7. Financial Statements
         Item 8. Changes in and Disagreements With Accountants on Accounting 13 and Financial Disclosure
         Item 8a Controls and Procedures                                      14

PART III

         Item 9. Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the Exchange Act   14
         Item 10. Executive Compensation                                      16
         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management                                                  18
         Item 12. Certain Relationships and Related Transactions              19
         Item 13. Exhibits and Reports on Form 8-K                            20
         Item 14. Principal Accountant Fees and Services                      20


SIGNATURES                                                                    21

                                                 PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

         General

                  The Company was incorporated under the laws of the State of Wyoming on May 15, 1984 as Fred Hudson Studios, Inc. Since 1996, the Company's activities have been re-organizational ones, directed at seeking a business. The name was changed to The Art Boutique, Inc. in 1996. The Company was formed to seek business opportunities.

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

     On October 20, 2003, Capital Hero Holdings, LTD., a British Virgin Islands company, purchased 3,700,000 shares of common stock of Registrant from Elaine Erickson and Michael R. Butler.

     The Company has in 2003,  formed a new wholly  owned  subsidiary  under the
name  of  Key  Chance  International,   LTD.  a  BVI  corporation.   Key  Chance
International, LTD. will be the foreign operating subsidiary of the company.

         At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company is filing Form 10-SB on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934. As a "reporting company," the Company may be more attractive to a private acquisition target because it is listed to trade its shares on the OTCBB under the symbol ARTB.OB.

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

Administrative Offices

     The Company currently maintains a mailing address at Rooms 1203-8, 12 Floor, Hang Seng Bldg., 77 Des Voeux Road Central,l Hong Kong which is the mailing address of its attorney in Hong Kong. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

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

         Real Property

         None

         Mineral Properties

         None

Item 3.  LEGAL PROCEEDINGS

     As of December 31, 2003, the Company was not a party to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     As of the date of this report, Company's common stock is quoted on the OTC Bulletin Board as ARTB.BB

2002                    High            Low
----                    ----            ---
1st Quarter             no quote        no quote
2nd Quarter             no quote        no quote
3rd Quarter             no quote        no quote
4th Quarter             .02             .01

2003
----
1st Quarter             .02             .05
2nd Quarter             .05             .05
3rd Quarter             .09             .05
4th Quarter             1.10            .09

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of December 31, 2003, there were 67 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Financial Condition and Changes in Financial Condition

The company made a private placement of 8,000,000 shares of common stock in December 2003 at $.05 per shares for proceeds of $ 400,000 pursuant to Regulation S.

Results of Operations for the Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     The Company had no revenues or operations during 2003 or in 2002. The Company incurred a net loss of ($115,445) in 2003 compared to a net loss of ($12,638) in 2002. The Company incurred expenses of $115,445 in general and administrative expenses in 2003 compared to $12,638 in 2002. The net loss per share was nominal in both 2003 and 2002.

         Liquidity and Capital Resources

     At year end,  the  Company had cash of $280,054  but no other  assets.  The
Company  had  $17,291  in  liabilities.   The  company  is  seeking  a  business
opportunity and may seek capital in relation thereto.

Need for Additional Funding
--------------------------

     The Company may not be able to carry out any plan of business without adequate funding. The Company cannot predict to what extent its current liquidity and capital resources will allow business operations or whether it will incur further operating losses. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no committed source.

         The Company estimates it will require $25,000 to $30,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting company in the next fiscal year.

     The Company may not have capital sufficient to meet the Company's cash needs, in the future. The Company will have to seek loans or equity placements to cover such cash needs. Lack of capital may be a sufficient impediment to prevent it from accomplishing the goal of successfully executing its business plan of finding a business acquisition. The Company may need to raise additional funds to conduct its business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

     The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, except for plans for a part time salesperson. It may add full or part time employees of an unknown number in the next twelve months.

     Going concern qualification: The Company has incurred significant losses from operations for the year ended December 31, 2003, and such losses are expected to continue. In addition, the company has modest working capital but no operating business. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible business combination of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8a CONTROLS AND PROCEDURES
----------------------------------

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



                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND COMPLIANCE WITH
SECTION 16(a)


The directors and executive officers of the Company as of October 20, 2003, are as follows:


 Name                        Age           Position                                    Term
- ------                      -----         ----------                                  ------
Tsoi Mow Hung                62            President/Director                          Annual
Ronald Lui                   52            Secretary/Director/CEO                      Annual

     Ronald Chi Ho Lui, age 52, was the Chief Executive Officer, President and a director of Minghua Group International Holdings Limited, a company listed on NASD's Over-The-Counter Bulletin Board in the United States of America until March 2002. For the previous years, Mr. Lui had worked for Fuller International Development Limited, a real estate development company, as the Southeast Asia Regional Director. Mr. Lui is also the Chairman and controlling stockholder of Loyalty United (US), Inc., a private investment holding company that was formed in October of 2001 and the Chairman of Loyalty United International Limited, a consulting company.

Tsoi Mow Hung, age 62, graduated in 1968 from Asia University, Japan. From 1972 to 1978, he was appointed as a director of Singapore Hong Kong Industrial Company Limited, a public company listed on the Stock Exchange in Hong Kong. Mr. Tsoi also has extensive experience in the jewelry business. As from 1983 until present, Mr. Tsoi has been the managing director of Kohan Corporation, Japan and Kobiz Corporation, Japan.

The Board of Directors acts as the Audit Committee and the Board has no separate committee. The company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. The company intends to continue to search for a qualified individual for hire.

The Board of Directors has not adopted a Code of Ethics.

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

Compliance with Section 16(a)

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

     1. The following people were required to file reports under Section 16(a) during the most recent fiscal year:

         a.  Tsoi Mow Hung             President
         b.  Ronald Lui                Secretary/Director/CEO

         2.       For each person, listed by subparagraph letter above:

Number of late                    Number of               Known failures
reports                           transactions not        to file forms required
                                  reported on a
                                  timely basis
- ---------------                 ----------------          --------------------

a.       1                              1                           0

b.       1                              1                           0

Item 10. EXECUTIVE COMPENSATION

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended December 31, 2003. No one executive officer received, or has accrued for his benefit, in excess of $100,000 for the year. No cash bonuses were or are to be paid to such persons.


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
Position                           Salary     Bonus ($)     Other Annual            Restricted Stock       Underlying
                         Year      ($)                      Compensation ($)        Award(s)($)            Options/SARs(#)
- ---------------------------------------------------------------------------------------------------------------------------

Tsoi Mow Hung            2003      0          0             0                       0                      0
President
- ---------------------------------------------------------------------------------------------------------------------------

                         2002      0          0             0                       0                      0
                         --------------------------------------------------------------------------------------------------

                         2001      0          0             0                       0                      0
- ---------------------------------------------------------------------------------------------------------------------------
Ronald Lui,              2003      0          0             0                       0                      0
Secretary/Director/CEO
- ---------------------------------------------------------------------------------------------------------------------------

                         2002      0          0             0                       0                      0
                         --------------------------------------------------------------------------------------------------

                         2001      0          0             0                       0                      0
----------------------------------------------------------------------------------------------------------------------------
Officers as a Group      2003      12,820     0             0                       0                      0
                         ---------------------------------------------------------------------------------------------------
                         2002      0          0             0                       0                      0
                         ---------------------------------------------------------------------------------------------------
                         2001      0          0             0                       0                      0

===========================================================================================================================


Ronald Lui is employed, month to month, at the rate of $12,820 per month (USD).

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

    Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

    Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                    Cash Compensation                  Security Grants
Name                              Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                                  Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
- --------------------------------------------------------------------------------------------------------------------------
A. Director                       0                 0              0                     0             0
Ronald Lui

B. Director                       0                 0              0                     0             0
Tsoi Mow Hung


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of December 31, 2002, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.


                                     Beneficial              Number of                 Percentage of
                  Name               Ownership               Shares Owned                    Class
- ----------------------------------------------------------------------------------------------------

Ronald Lui,Secretary & Director/CEO     0                     3,700,000                        30%
(Benefically owning Capital Hero
Holdings, Ltd)
Rooms 1203-8, 12 Floor,
Hang Seng Bldg.
77 Des Voeux Road Central,l Hong Kong
- ----------------------------------------------------------------------------------------------------

Tsoi Mow Hung, President/Director       0                     0                                0
Rooms 1203-8, 12 Floor,
Hang Seng Bldg.
77 Des Voeux Road Central,l Hong Kong
- ----------------------------------------------------------------------------------------------------

Officers and Directors as a group       0                     3,700,000                        30%

                                     PART IV

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Transactions with Management and Others

There were no transactions or series of transactions during the Registrant's last fiscal year or the current fiscal year, or any currently proposed transactions or series of transactions of the remainder of the fiscal year, in which the amount involved exceeds $100,000 and in which to the knowledge of the Registrant, any director, executive officer, nominee, future director, five percent shareholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:

                                November 7, 2003
                                October 30, 2003


                  2.       Exhibits:
31.1 Certification pursuant to Section 302 of the Sarbanes Oxley Act of  2002
31.2 Certification pursuant to Section 302 of the  Sarbanes Oxley Act of 2002



Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Michael Johnson & Co., LLC, CPAs ("MJC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.

         Audit Fees. MJC billed the Company $6,250 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2003, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003. MJC billed the Company $4,000 for the 2002 audit and $5,000 for the 2003 Audit.

         There were no "audit related" fees in 2002 or 2003. There were no tax fees or other fees in 2002 or 2003 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002 and 2003.

         All audit work was performed by the auditors' full time employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE ART BOUTIQUE, INC.
                                            (Registrant)


Date: April 27, 2004
                                            /s/ Tsoi Mow Hung
                                            ----------------------------------
                                            Tsoi Mow Hung, President




                                            DIRECTORS:


                                            /s/ Ronald Lui
                                            ---------------------------------
                                            Ronald Lui


                                            /s/Tsoi Mow Hung
                                            ---------------------------------
                                            Tsoi Mow Hung

                             THE ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                          Year Ended December 31, 2003

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s

Board of Directors
THE ART BOUTIQUE, INC.
Hong Kong


We have audited the accompanying balance sheets of The Art Boutique, Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the related statements of operations, cash flows, and stockholders' equity for the years ended December 31, 2003 and 2002 and for the period May 15, 1984 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Art Boutique, Inc. at December 31, 2003 and 2002 and the results of their operations and their cash flows for the year ended December 31, 2003 and 2002, and for the period May 15, 1984 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

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

Michael Johnson & Co., LLC
Denver, Colorado
May 3, 2004
/s/Michael Johnson & Co., LLC


                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  December 31,



                                                                                 2003                      2002
                                                                                 ----                      ----
ASSETS:
Current Assets:
   Cash                                                                            $ 280,054                      $ -
                                                                           ------------------        -----------------

      Total Current Assets                                                           280,054                        -
                                                                           ------------------        -----------------

Fixed Assets:
   Office Equipment (Net)                                                              4,501                        -
                                                                           ------------------        -----------------

      Total Fixed Assets                                                               4,501                        -
                                                                           ------------------        -----------------

TOTAL ASSETS                                                                       $ 284,555                      $ -
                                                                           ==================        =================


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable                                                                $ 17,291                 $ 17,291
                                                                           ------------------        -----------------

        Total current liabilities

Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized;
   12,471,900 shares issued and outstanding                                          433,095                   33,095
Deficit accumulated during the development stage                                    (165,831)                 (50,386)
                                                                           ------------------        -----------------

      Total stockholders' equity                                                     267,264                  (17,291)
                                                                           ------------------        -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 284,555                      $ -
                                                                           ==================        =================

The accompanying notes are an integral part of these financial statements.


                             THE ART BOUTIQUE, INC.
                          (A Devlopment Stage Company)
                            Statements of Operations



                                                Year Ended                                   May 15, 1984
                                                   December, 31                              (Inception) to
                                              --------------------------------------

                                                   2003                   2002               December 31, 2003
                                              ---------------         --------------         -----------------

Revenue                                                  $ -                    $ -               $ 61,102
                                              ---------------         --------------         --------------

Expenses:

    Depreciation                                         237                      -                  3,982
    Loss from discontinued operations                      -                      -                 26,331
    Acquistion costs                                       -                      -                  2,100
    General and administrative                       115,368                 12,638                194,680
                                              ---------------         --------------         --------------

        Total Expenses                               115,605                 12,638                227,093
                                              ---------------         --------------         --------------

Other Revenue/Expense:

    Exchange Rate Gain/Loss                             (160)                     -                   (160)
                                              ---------------         --------------         --------------

Net Loss                                          $ (115,445)              $(12,638)             $(165,831)
                                              ===============         ==============         ==============

Net Loss per share common stock                      *                      *
                                              ===============         ==============

Weighted average number of
   common shares outstanding                       5,138,567              4,471,900
                                              ===============         ==============


* Less than $.01 per share



The accompanying notes are an integral part of these financial statements.


                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                Indirect Method


                                                                                                     May 15, 1984
                                                              Year Ended                             (Inception) to
                                                                 December 31,                        December 31,
                                                             ---------------------------------

                                                                 2003                2002                2003
                                                             --------------       ------------       -------------

Cash Flows from Operating Activities:
Net Loss                                                         $(115,445)          $(12,638)          $(165,831)
Adjustments to reconcile net loss to net cash used
   by operating activities
  Stock issued for services                                              -                  -               1,000
 Changes in operating assets and liabilities:
   Depreciation                                                        237                  -              18,553
   Increase (Decrease) accounts payable                                  -             12,638              17,291
                                                             --------------       ------------       -------------

Net Cash Flows Used by Operating Activities                       (115,208)                 -            (128,987)
                                                             --------------       ------------       -------------

Cash Flows from Investing Activities:
   Sale of Equipment (Net)                                               -                  -               2,902
   Acquisition of Fixed Assets                                      (4,738)                 -             (25,956)
                                                             --------------       ------------       -------------

Net Cash Flows Provided by Investing Activities                     (4,738)                 -             (23,054)
                                                             --------------       ------------       -------------

Cash Flows from Financing Activities:
   Proceeds from common stock                                      400,000                  -             402,300
   Issuance of Common Stock                                              -                  -              29,795
                                                             --------------       ------------       -------------

Net Cash Flows Provided by Financing Activities                    400,000                  -             432,095
                                                             --------------       ------------       -------------

Net Increase (Decrease) in Cash                                    280,054                  -             280,054
                                                             --------------       ------------       -------------

Cash at Beginning of Period                                              -                  -                   -
                                                             --------------       ------------       -------------

Cash at End of Period                                            $ 280,054                $ -           $ 280,054
                                                             ==============       ============       =============


Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                             $ -                $ -                 $ -
                                                             ==============       ============       =============

    Cash paid for taxes                                                $ -                $ -                 $ -
                                                             ==============       ============       =============

Supplemental Disclosure of Non-Cash Transactions

    Stock issued for services - 4,000,000 Shares                                                          $ 1,000
                                                                                                     =============



The accompanying notes are an integral part of these financial statements.


                             THE ART BOUTIQUE, INC.
                         (A Devleopment Stage Company)
                         Stockholders' Equity (Deficit)
                               December 31, 2003

                                                                                         Deficit
                                                                                        Accum. During
                                               Common Stock                            the Development
                                             ------------------------------------
                                               # of Shares            Amount              Stage              Totals
                                               -----------            ------              -----              ------




Balance - December 31, 1995                           471,900           $ 29,795           $ (29,842)              $ (47)
Net Profit for year                                         -                  -                  47                  47
                                             -----------------    ---------------    ----------------    ----------------

Balance - December 31, 1996                           471,900             29,795             (29,795)                  -
                                             -----------------    ---------------    ----------------    ----------------

Issued March 14, 1997                               4,000,000              1,000                   -               1,000
Net Loss for year                                           -                  -              (1,000)             (1,000)
                                             -----------------    ---------------    ----------------    ----------------

Balance - December 31, 1997                         4,471,900             30,795             (30,795)                  -
                                             -----------------    ---------------    ----------------    ----------------

Net Profit for year                                         -                  -                   -                   -
                                             -----------------    ---------------    ----------------    ----------------

Balance - December 31, 1998                         4,471,900             30,795             (30,795)                  -
                                             -----------------    ---------------    ----------------    ----------------

Net Profit for year                                         -                  -                   -                   -
                                             -----------------    ---------------    ----------------    ----------------

Balance - December 31, 1999                         4,471,900             30,795             (30,795)                  -
                                             -----------------    ---------------    ----------------    ----------------

Shares for acquisition                                      -              2,300                   -               2,300
Net Loss for year                                           -                  -              (2,300)             (2,300)
                                             -----------------    ---------------    ----------------    ----------------

Balance - December 31, 2000                         4,471,900             33,095             (33,095)                  -
                                             -----------------    ---------------    ----------------    ----------------

Net Loss for year                                           -                  -              (4,608)             (4,608)
                                             -----------------    ---------------    ----------------    ----------------

Balance - December 31, 2001                         4,471,900             33,095             (37,703)             (4,608)
                                             -----------------    ---------------    ----------------    ----------------

Net Loss for year                                           -                  -             (12,683)            (12,683)
                                             -----------------    ---------------    ----------------    ----------------

Balance - December 31, 2002                         4,471,900             33,095             (50,386)            (17,291)
                                             -----------------    ---------------    ----------------    ----------------

Issuance of Stock for Cash 12/03                    8,000,000            400,000                   -             400,000
Net Loss for Year                                           -                  -            (115,445)           (115,445)
                                             -----------------    ---------------    ----------------    ----------------

Balance - December 31, 2003                        12,471,900          $ 433,095          $ (165,831)          $ 267,264
                                             =================    ===============    ================    ================

The accompanying notes are an integral part of these financial statements.

                             THE ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

         Organization:

         The Company was organized in the State of Wyoming on May 15, 1984. The Company operated from the date of organization through November 30, 1996 conducting art classes, teaching painting techniques, and selling supplies. The Company closed their operation and liquidated all of its assets in full settlement of its liabilities on December 19, 1996.
         The Company's fiscal year end is December 31.

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

                              THE ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003


         Other Comprehensive Income

         The Art Boutique, Inc. has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

         The Company has in 2003, formed a new wholly owned subsidiary under the name of Key Chance Internatioanl, LTD. a BVI corporation. Key Chance International, LTD. will be the foreign operating subsidiary of the company.

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

         Deferred tax assets:
         Net operating loss carryforwards                   $ 165,831
         Valuation allowance                                ( 165,831)
                                                            -----------
         Net deferred tax assets                            $       0
                                                            =============

         At December 31, 2003, the Company had net operating loss carryforwards of approximately $165,831 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will expire in 2010.

Note 3 - Capital Stock Transactions

         The authorized capital stock of the Company is 50,000,000 shares of common stock at no par value. During the year ended December 31, 2003, the Company issued 8,000,000 shares of common stock for cash.

                             THE ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003


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

Note 5 - Segment Information

         THE ART BOUTIQUE, INC. operates primarily in a single operating segment, mainly the merger and acquisition of small businesses interested in merging.

Note 6 - Financial Accounting Developments

         Recently Issued Accounting Pronouncements

          In January 2003, the FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" and interpretation of ARB (Accounting Research Bulletin No. 51. The interpretation addresses consolidation and disclosure issues associated with variable interest entities. In October 2003, the effective date of FIN 46 for variable interest entities in existence prior to February 1, 2003, was delayed to December 2003. the FASB issued a revised version of FIN 46, which effectively delayed implementation until March 2004, with earlier adoption permitted. SFAS did not materially effect the financial statements.

          In March 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 did not materially effect the financial statements.

                             THE ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003



Note 6 - Financial Accounting Developments (Cont)


         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability because the financial instrument embodies an obligation of the issuer. This statement applies to certain forms of mandatorily redeemable financial instruments including certain types of preferred stock, written put options and forward contracts. SFAS 150 did not materially effect the financial statement.