Form 10QSB
period 2004-03-31
ART BOUTIQUE INC
filed 2004-05-21
CIK 1129458

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
- -----------------                                    ----------------------
March 31, 2004                                        000-32099



                             The Art Boutique, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
(State of incorporation)                                (I.R.S. Employer
                                                        Identification No.)

                      Rooms 1203-8, 12 Floor, Hang Seng Bldg.
                      77 Des Voeux Road Central,l Hong Kong
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                         12,471,900 as of March 31, 2004

                               ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE-MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Art Boutique, Inc.



We have reviewed the accompanying balance sheet of Art Boutique, Inc. (A Development Stage Company) as of March 31, 2004 and the related statements of operations for the three-months ended March 31, 2004 and 2003, and for the period May 15, 1984 (inception) to March 31, 2004, stockholders' equity for the period ended March 31, 2004, cash flows for the three-month period ended March 31, 2004 and 2003and for the period May 15, 1984 (inception) to March 31, 2004 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated May 3, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
Denver, Colorado

May 20, 2004
/s/Michael Johnson & Co., LLC


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                            March 31,             December 31,
                                                                               2004                   2003
                                                                               ----                   ----
ASSETS:
Current Assets:
   Cash                                                                          $ 79,897             $280,054
                                                                         -----------------        -------------

      Total Current Assets                                                         79,897              280,054
                                                                         -----------------        -------------

Fixed Assets:
   Office Equipment                                                                 7,945                4,738
   Furniture & Fixtures                                                               922                    -
                                                                         -----------------        -------------
                                                                                    8,867                4,738
   Less Accumulated Depreciation                                                     (379)                (237)
                                                                         -----------------        -------------

      Total Fixed Assets                                                            8,488                4,501
                                                                         -----------------        -------------

Other Assets:
   Deposits                                                                           730                    -
   Prepaid Expenses                                                                28,301                    -
                                                                         -----------------        -------------

      Total Other Assets                                                           29,031                    -
                                                                         -----------------        -------------

TOTAL ASSETS                                                                    $ 117,416             $284,555
                                                                         =================        =============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable                                                             $ 18,429              $17,291
                                                                         -----------------        -------------

        Total Current Liabilities                                                  18,429               17,291
                                                                         -----------------        -------------

Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized;
   12,471,900 shares issued and outstanding                                       433,095              433,095
Deficit accumulated during the development stage                                 (334,108)            (165,831)
                                                                         -----------------        -------------

      Total stockholders' equity                                                   98,987              267,264
                                                                         -----------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 117,416             $284,555
                                                                         =================        =============

See Accountants Review Report


                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)






                                                                                               May 15, 1984
                                                       Three-Month Period Ended                Inception to
                                                     March 31,                                  March 31,
                                                   ---------------------------------

                                                        2004              2003                     2004
                                                   ---------------    --------------           -------------

Revenue                                                       $ -               $ -                $ 61,102
                                                   ---------------    --------------           -------------

Expenses:

    Depreciation                                              378                 -                   4,360
    Loss from discontinued operations                           -                 -                  26,331
    Acquisition costs                                            -                 -                   2,100
    General and administrative                            167,958                 -                 362,638
                                                   ---------------    --------------           -------------

        Total Expenses                                    168,336                 -                 395,429
                                                   ---------------    --------------           -------------

Other Revenue/Expense:

   Exchange Rate Gain/Loss                                    (59)                -                    (219)
                                                   ---------------    --------------           -------------

Net Loss                                                $(168,277)              $ -               $(334,108)
                                                   ===============    ==============           =============

Net Loss per share common stock                       $ (0.01)              *   )
                                                   ===============    ==============

Weighted average number of
   common shares outstanding                           12,471,900         4,471,900
                                                   ===============    ==============


* Less than a $.01 per share

See Accountants Review Report


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                                                             May 15, 1984
                                                                      Three-Month Period Ended              (Inception) to
                                                                   March 31,                                  March 31,
                                                                 ------------------------------------
                                                                      2004                 2003                  2004
                                                                 ---------------       --------------       ---------------

Cash Flows from Operating Activities:
Net Loss                                                              $(168,277)            $(12,683)            $(334,108)
Adjustments to reconcile net loss to net cash used
   by operating activities
  Stock issued for services                                                   -                    -                 1,000
   Depreciation                                                             379                    -                   379
 Changes in operating assets and liabilities:
   Increase in Accounts Payable                                           1,138               12,683                18,429
   (Increase) in Deposits                                                  (730)                   -                  (730)
   (Increase) in Prepaid Expenses                                       (28,301)                   -               (28,301)
                                                                 ---------------       --------------       ---------------
Net Cash Flows Used by Operating Activities                            (195,791)                   -              (343,331)
                                                                 ---------------       --------------       ---------------

Cash Flows from Investing Activities:
   Sale of Equipment (Net)                                                    -                    -                     -
   Acquisition of Fixed Assets                                            (4,366)                   -                (8,867)
                                                                 ---------------       --------------       ---------------
Net Cash Flows Provided by Investing Activities                          (4,366)                   -                (8,867)
                                                                 ---------------       --------------       ---------------
Cash Flows from Financing Activities:
   Issuance of Common Stock                                                   -                    -               432,095
                                                                 ---------------       --------------       ---------------
Net Cash Flows Provided by Financing Activities                               -                    -               432,095
                                                                 ---------------       --------------       ---------------

Net Increase (Decrease) in Cash                                        (200,157)                   -                79,897
                                                                 ---------------       --------------       ---------------

Cash at Beginning of Period                                            280,054                    -                      -
                                                                 ---------------       --------------       ---------------



Cash at End of Period                                                  $ 79,897                  $ -              $ 79,897
                                                                 ===============       ==============       ===============

Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                                  $ -                  $ -                   $ -
                                                                 ===============       ==============       ===============
    Cash paid for taxes                                                     $ -                  $ -                   $ -
                                                                 ===============       ==============       ===============
Supplemental Disclosure of Non-Cash Transactions
    Stock issued for services - 4,000,000 Shares                                                                   $ 1,000
                                                                                                            ===============

See Accountants Review Report


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                  Consolidated Stockholders' Equity (Deficit)
                                 March 31, 2004
                                  (Unaudited)




                                                                                         Deficit
                                                                                        Accum. During
                                               Common Stock                            the Development
                                             ------------------------------------
                                               # of Shares            Amount              Stage              Totals
                                               -----------            ------              -----              ------



Balance - December 31, 1995                           471,900             29,795             (29,842)                (47)
Net Profit for year                                         -                  -                  47                  47
                                             -----------------    ---------------    ----------------    ----------------

Balance - December 31, 1996                           471,900             29,795             (29,795)                  -
                                             -----------------    ---------------    ----------------    ----------------
Issued March 14, 1997                               4,000,000              1,000                   -               1,000
Net Loss for year                                           -                  -              (1,000)             (1,000)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1997                         4,471,900             30,795             (30,795)                  -
                                             -----------------    ---------------    ----------------    ----------------
Net Profit for year                                         -                  -                   -                   -
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1998                         4,471,900             30,795             (30,795)                  -
                                             -----------------    ---------------    ----------------    ----------------

Net Profit for year                                         -                  -                   -                   -
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1999                         4,471,900             30,795             (30,795)                  -
                                             -----------------    ---------------    ----------------    ----------------

Cash for acquisition                                        -              2,300                   -               2,300
Net Loss for year                                           -                  -              (2,300)             (2,300)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2000                         4,471,900             33,095             (33,095)                  -
                                             -----------------    ---------------    ----------------    ----------------

Net Loss for year                                           -                  -              (4,608)             (4,608)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2001                         4,471,900             33,095             (37,703)             (4,608)
                                             -----------------    ---------------    ----------------    ----------------

Net Loss for Year                                           -                  -             (12,683)            (12,683)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2002                         4,471,900             33,095             (50,386)            (17,291)
                                             -----------------    ---------------    ----------------    ----------------

Issuance of stock for cash 12/03                    8,000,000            400,000                   -             400,000
Net Loss for Year                                           -                  -            (115,445)           (115,445)
                                             -----------------    ---------------    ----------------    ----------------

Balance - December 31, 2003                        12,471,900            433,095            (165,831)            267,264
                                             -----------------    ---------------    ----------------    ----------------

Net Loss for Period                                         -                  -            (168,277)           (168,277)
                                             -----------------    ---------------    ----------------    ----------------

Balance - March 31, 2004                           12,471,900          $ 433,095          $ (334,108)           $ 98,987
                                             =================    ===============    ================    ================

See Accountants Review Report

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                                 March 31, 2004





Note 1 - Presentation of Interim Information

In the opinion of the management of Art Boutique, Inc., and Key Chance International, LTD (a wholly owned subsidiary) the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the three-months ended March 31, 2004 and 2003 and the period May 15, 1984 (inception) to March 31, 2004, and cash flows for the three-months ended March 31, 2004 and 2003, and for the period May 15, 1984 (Inception) to March 31, 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of XsunX, Inc. ("The Art Boutique," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause XsunX's actual results to be materially different from any future results expressed or implied by The Art Boutique in those statements. Important facts that could prevent The Art Boutique from achieving any stated goals include, but are not limited to, the following:

         Some of these risks might include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c)      failure of the Company to earn revenues or profits;

                  (d) inadequate capital to continue or expand its busi-ness, inability to raise additional capital or financ -ing to implement its business plans;

                  (e) failure to commercialize its technology or to make sales;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2004 and any Current Reports on Form 8-K filed by the Company.

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2004 COMPARED TO SAME PERIOD ENDED MARCH 31, 2003.

     The Company had no revenues from operations in the period in 2004 or 2003. The Company incurred general and administrative expenses in the period in 2004 of $168,336 compared to none in the period in 2003. The expenses were incurred by the company in its search for a business acquisition, for salaries, accounting legal, and travel expenses. The company is continuing to seek a business operation to acquire. The Company had loss in 2004 in the quarter of ($168,277) compared to a loss on operations of none in 2003 in the quarter. The Company had loss per share in 2004 of ($.01) and no loss in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash capital of $79,897 at the end of the period and other assets of $8,867. The Company will need to either borrow money or make private placements of stock in order to fund any significant operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

The company expects the trend of losses to continue until the company is able to achieve revenues sufficient to cover expenses of which there is no assurance.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to carry out its business

The Company will need to raise additional funds to conduct its business activities in the next twelve months.

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


     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $18,429, all of which is current, $79,897 in cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter of approximately $250,000.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

                  None

ITEM 2.       CHANGES IN SECURITIES

                  None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

          ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(A)       31    Sarbanes-Oxley Certification
          32    Sarbanes-Oxley Certification


(B)  Reports  on Form  8-K - Filed January 28, 2004

                             THE ART BOUTIQUE, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE ART BOUTIQUE, INC.



Date: May 20, 2004                       /s/ Ronald Lui
                                         -----------------------------
                                         Ronald Lui, CEO