Form 10QSB
period 2004-06-30
ART BOUTIQUE INC
filed 2004-08-16
CIK 1129458

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
- -----------------                                    ----------------------
June 30, 2004                                        000-32099



                             The Art Boutique, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
(State of incorporation)                                (I.R.S. Employer
                                                        Identification No.)

                      Rooms 1203-8, 12 Floor, Hang Seng Bldg.
                      77 Des Voeux Road Central, l Hong Kong
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                         12,471,900 as of June 30, 2004

                               ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                     FOR THE SIX-MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Art Boutique, Inc.
Hong Kong


We have reviewed the accompanying balance sheet of Art Boutique, Inc. (A Development Stage Company) as of June 30, 2004 and the related statements of operations for the three and six months ended June 30, 2002 and 2003, and for the period May 15, 1984 (inception) to June 30, 2004, and statements of cash flows for the six-months ended June 30, 2003 and for the period May 15, 1984 (inception) to June 30, 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2004. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States and standard of the PCAOB.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated May 3, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
Denver, Colorado
August 5, 2004



                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                                  (Unaudited)





                                                                             June 30,             December 31,
                                                                               2004                   2003
                                                                         -----------------        -------------
ASSETS:
Current Assets:
   Cash                                                                               $ -             $280,054
                                                                         -----------------        -------------

      Total Current Assets                                                              -              280,054
                                                                         -----------------        -------------

Fixed Assets:
    Office Equipment                                                                8,150                4,738
    Furniture & Fixtures                                                              922                    -
                                                                         -----------------        -------------
                                                                                    9,072                4,738
    Less Accumulated Depreciation                                                    (824)                (237)
                                                                         -----------------        -------------

        Total Fixed Assets                                                          8,248                4,501
                                                                         -----------------        -------------
Other Assets:
    Deposits                                                                          730                    -
    Prepaid Expenses                                                               16,321                    -
                                                                         -----------------        -------------

        Total Other Assets                                                         17,051                    -
                                                                         -----------------        -------------

TOTAL ASSETS                                                                     $ 25,299             $284,555
                                                                         =================        =============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable                                                             $ 12,903              $17,291
    Loan Payable                                                                   43,591                    -
                                                                         -----------------        -------------

        Total Current Liabilities                                                  56,494               17,291
                                                                         -----------------        -------------

Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized;
   12,471,900 shares issued and outstanding                                       433,095              433,095
Deficit accumulated during the development stage                                 (464,290)            (165,831)
                                                                         -----------------        -------------

      Total stockholders' equity                                                  (31,195)             267,264
                                                                         -----------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 25,299             $284,555
                                                                         =================        =============

See Accountant's Review Report


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)






                                                                                                       May 15, 1984
                                        Three-Month Period Ended      Six-Month Period Ended           Inception to
                                       June 30,                       June 30,                          June 30,
                                     ----------------------------   ---------------------------
                                         2004           2003            2004           2003               2004
                                     -------------   ------------   -------------   -----------        -----------

Revenue                                       $ -            $ -             $ -           $ -           $ 61,102
                                     -------------   ------------   -------------   -----------        -----------

Expenses:

    Depreciation                              446              -             824             -              4,806
    Loss from discontinued operations           -              -               -             -             26,331
    Acquisition costs                           -              -               -             -              2,100
    General and administrative            129,723              -         297,681             -            492,361
                                     -------------   ------------   -------------   -----------        -----------

        Total Expenses                    130,169              -         298,505             -            525,598
                                     -------------   ------------   -------------   -----------        -----------

Other Revenue/Expense

   Exchange Rate Gain/Loss                     13              -             (46)                            (206)
                                     -------------   ------------   -------------   -----------        -----------

Net Loss                                $(130,182)           $ -       $(298,459)          $ -          $(464,290)
                                     =============   ============   =============   ===========        ===========

Net Loss per share common stock           $ (0.01)           $ -         $ (0.02)          $ -
                                     =============   ============   =============   ===========

Weighted average number of
   common shares outstanding           12,471,900      4,471,900      12,471,900     4,471,900
                                     =============   ============   =============   ===========

See Accountant's Review Report



                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows

                                  (Unaudited)
                                Indirect Method





                                                                                                             May 15, 1984
                                                                       Six-Month Period Ended               (Inception) to
                                                                    June 30,                                   June 30,
                                                                 ------------------------------------
                                                                          2004                 2003                  2004
                                                                 ---------------       --------------       ---------------

Cash Flows from Operating Activities:
Net Loss                                                              $(298,459)            $(12,683)            $(464,290)
  Stock issued for services                                                   -                    -                 1,000
   Depreciation                                                             587                    -                   824
Adjustments to reconcile net loss to net cash used
   by operating activities
 Changes in operating assets and liabilities:
   Increase (Decrease) in Accounts Payable                               (4,388)              12,683                12,903
   (Increase) in Deposits                                                  (730)                   -                  (730)
   Decrease (Increase) in Prepaid Expenses                              (16,321)                   -               (16,321)
                                                                 ---------------       --------------       ---------------
Net Cash Flows Used by Operating Activities                            (319,311)                   -              (466,614)
                                                                 ---------------       --------------       ---------------

Cash Flows from Investing Activities:
   Acquisition of Fixed Assets                                           (4,334)                   -                (9,072)
                                                                 ---------------       --------------       ---------------
Net Cash Flows Provided by Investing Activities                          (4,334)                   -                (9,072)
                                                                 ---------------       --------------       ---------------

Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                           43,591                    -                43,591
   Issuance of Common Stock                                                   -                    -               432,095
                                                                 ---------------       --------------       ---------------
 Net Cash Flows Provided by Financing Activities                          43,591                    -               475,686
                                                                 ---------------       --------------       ---------------

Net Increase (Decrease) in Cash                                        (280,054)                   -                     -
                                                                 ---------------       --------------       ---------------

Cash at Beginning of Period                                            280,054                    -                      -
                                                                 ---------------        --------------      ---------------

Cash at End of Period                                                       $ -                  $ -                   $ -
                                                                 ===============       ==============       ===============

Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                                  $ -                  $ -                   $ -
                                                                 ===============       ==============       ===============

    Cash paid for taxes                                                     $ -                  $ -                   $ -
                                                                 ===============       ==============       ===============


Supplemental Disclosure of Non-Cash Transactions
    Stock issued for services - 4,000,000 Shares                                                                   $ 1,000
                                                                                                            ===============

See Accountant's Review Report


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                  Consolidated Stockholders' Equity (Deficit)
                                 June 30, 2004
                                  (Unaudited)




                                                                                         Deficit
                                                                                        Accum. During
                                                          Common Stock                 the Development

                                               # of Shares            Amount              Stage              Totals
                                               -----------            ------              -----              ------




Balance - December 31, 1995                           471,900             29,795             (29,842)                (47)
                                             -----------------    ---------------    ----------------    ----------------

Net Profit for year                                         -                  -                  47                  47
                                             -----------------    ---------------    ----------------    ----------------

Balance - December 31, 1996                           471,900             29,795             (29,795)                  -
                                             -----------------    ---------------    ----------------    ----------------

Issued March 14, 1997                               4,000,000              1,000                   -               1,000
Net Loss for year                                           -                  -              (1,000)             (1,000)
                                             -----------------    ---------------    ----------------    ----------------

Balance - December 31, 1997                         4,471,900             30,795             (30,795)                  -
                                             -----------------    ---------------    ----------------    ----------------


Net Profit for year                                         -                  -                   -                   -
                                             -----------------    ---------------    ----------------    ----------------

Balance - December 31, 1998                         4,471,900             30,795             (30,795)                  -
                                             -----------------    ---------------    ----------------    ----------------

Net Profit for year                                         -                  -                   -                   -
                                             -----------------    ---------------    ----------------    ----------------

Balance - December 31, 1999                         4,471,900             30,795             (30,795)                  -
                                             -----------------    ---------------    ----------------    ----------------

Shares for acquisition                                      -              2,300                   -               2,300
Net Loss for year                                           -                  -              (2,300)             (2,300)
                                             -----------------    ---------------    ----------------    ----------------

Balance - December 31, 2000                         4,471,900             33,095             (33,095)                  -
                                             -----------------    ---------------    ----------------    ----------------

Net Loss for year                                           -                  -              (4,608)             (4,608)
                                             -----------------    ---------------    ----------------    ----------------

Balance - December 31, 2001                         4,471,900             33,095             (37,703)             (4,608)
                                             -----------------    ---------------    ----------------    ----------------


Net Loss for Year                                           -                  -             (12,683)            (12,683)
                                             -----------------    ---------------    ----------------    ----------------

Balance - December 31, 2002                         4,471,900             33,095             (50,386)            (17,291)
                                             -----------------    ---------------    ----------------    ----------------

Issuance of stock for cash 12/03                    8,000,000            400,000                   -             400,000
Net Loss for Year                                           -                  -            (115,445)           (115,445)
                                             -----------------    ---------------    ----------------    ----------------

Balance - December 31, 2003                        12,471,900            433,095            (165,831)            267,264
                                             -----------------    ---------------    ----------------    ----------------


Net Loss for Period                                         -                  -            (298,459)           (298,459)
                                             -----------------    ---------------    ----------------    ----------------

Balance - June 30, 2004                            12,471,900          $ 433,095          $ (464,290)          $ (31,195)
                                             =================    ===============    ================    ================

See Accountants Review Report

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                                  June 30, 2004





Note 1 - Presentation of Interim Information:

In the opinion of the management of Art Boutique, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004 and the results of operations for the three-months ended June 30, 2004 and 2003 and the period May15, 1984 (inception) to June 30, 2004, and cash flows for the six-months ended June 30, 2004 and 2003, and for the period May 15, 1984 (Inception) to June 30, 2004. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Cautionary and Forward Looking Statements

In  addition  to  statements  of  historical  fact,  this Form  10-QSB  contains forward-looking statements. The presentation of future aspects of The Art Boutique, Inc. ("The Art Boutique," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause The Art Boutique, Inc. actual results to be materially different from any future results expressed or implied by The Art Boutique in those statements. Important facts that could prevent The Art Boutique from achieving any stated goals include, but are not limited to, the following:

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
- -------------
The company had no business operations but was seeking a business combination in the period.

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2004 COMPARED TO SAME PERIOD ENDED JUNE 30, 2003.

The Company had no revenues from operations in the period in 2004 or 2003. The Company incurred expenses of $130,169 in the period in 2004 compared to none in 2003 and had a loss on operations of ($130,182) compared to none in the quarter in 2003. The loss per share was nominal in the quarter in 2004 and none in 2003.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SAME PERIOD ENDED JUNE 30, 2003.

The Company had no revenues from operations in the period in 2004 or 2003. The Company incurred expenses of $298,505 in the period in 2004 compared to none in 2003 and had losses on operations of ($298,459) in 2004 compared to none in 2003. The loss per share was none in the six month period in 2004 compared to none in the period in 2003.

The company expects the trend of losses to continue at the current rate as the company seeks a business combination.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash capital at the end of the period and no assets. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to carry out its business

The Company will need to raise additional funds to conduct any business activities in the next twelve months.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $56,494, all of which is current, no cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

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


(B)       Reports  on Form  8-K-None

                             THE ART BOUTIQUE, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE ART BOUTIQUE, INC.



Date: August 13, 2004                       /s/ Ronald Lui
                                         -----------------------------
                                                Ronald Lui, CEO