Form 10QSB
period 2004-09-30
ART BOUTIQUE INC
filed 2004-11-18
CIK 1129458

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
- -----------------                                    ----------------------
September 30, 2004                                        000-32099



                             The Art Boutique, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
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

                         12,471,900 as of September 30, 2004

                               ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                  FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                           ACCOUNTANT'S REVIEW REPORT



Board of Directors
Art Boutique, Inc.
Casper, WY


We have reviewed the accompanying balance sheet of Art Boutique, Inc. (A Development Stage Company) as of September 30, 2004 and the related statements of operations for the three and nine-months ended September 30, 2004,and for the period May 15, 1984 (inception) to September 30, 2004, cash flows, and stockholders' equity for the nine-months ended September 30, 2004 and for the period May 15, 1984 (inception) to September 30, 2004 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated May 3, 2004, we expressed an unqualified opinion and those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
Denver, Colorado
November 4, 2004,

/s/Michael Johnson & Co., LLC

                                THE ART BOUTIQUE
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)




                                                                            September 30,           December 31,
                                                                                 2004                   2003
                                                                                 ----                   ----
ASSETS:
Current Assets:
   Cash                                                                             $ 3,749             $280,054
                                                                           -----------------        -------------

      Total Current Assets                                                            3,749              280,054
                                                                           -----------------        -------------

Fixed Assets:
   Office Equipment                                                                   8,496                4,738
   Furniture & Fixtures                                                                 922                    -
                                                                           -----------------        -------------
                                                                                      9,418                4,738
   Less Accumulated Depreciation                                                     (1,279)                (237)
                                                                           -----------------        -------------

      Total Fixed Assets                                                              8,139                4,501
                                                                           -----------------        -------------

Other Assets:
   Deposits                                                                             730                    -
   Prepaid Expenses                                                                  28,301                    -
                                                                           -----------------        -------------

      Total Other Assets                                                             29,031                    -
                                                                           -----------------        -------------


TOTAL ASSETS                                                                       $ 40,919             $284,555
                                                                           =================        =============


LIABILITIES & STOCKHOLDERS EQUITY:
Current Liabilities:
    Accounts Payable                                                               $ 17,291              $17,291
    Loans Payable                                                                   161,581                    -
                                                                           -----------------        -------------

        Total Current Liabilities                                                   178,872               17,291
                                                                           -----------------        -------------

Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized;
   12,471,900 shares issued and outstanding                                         433,095              433,095
Deficit accumulated during the development stage                                   (571,048)            (165,831)
                                                                           -----------------        -------------

      Total stockholders' equity                                                   (137,953)             267,264
                                                                           -----------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 40,919             $284,555
                                                                           =================        =============

See Accountants Review Report



                                THE ART BOUTIQUE
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                      Three-Month Period Ended       Nine-Month Period Ended            May 15, 1984
                                          September 30,                 September 30,                   (Inception to)
                                        2004           2003           2004           2003               September 30, 2004
                                        ----           ----           ----           ----               ------------------

Revenue                                      $ 2           $ -             $ 2           $ -              $ 61,104
                                    -------------   -----------   -------------   -----------           -----------
Expenses:

    Depreciation                             455             -           1,279             -                 5,261
    Loss from discontinued operations          -             -               -             -                26,331
    Acquisition costs                          -             -               -             -                 2,100
    General and administrative           106,303             -         403,984        12,683               598,664
                                    -------------   -----------   -------------   -----------           -----------

        Total Expenses                   106,758             -         405,263        12,683               632,356
                                    -------------   -----------   -------------   -----------           -----------
Other Revenue/Expense

    Exchange Rate Gain/Loss                   (2)            -             (44)            -                  (204)
                                    -------------   -----------   -------------   -----------           -----------
Net Loss                               $(106,758)          $ -       $(405,217)     $(12,683)            $(571,048)
                                    =============   ===========   =============   ===========           ===========
Net Loss per share common stock          $ (0.01)          $ -         $ (0.03)          $ -
                                    =============   ===========   =============   ===========
Weighted average number of
   common shares outstanding          12,741,900     4,471,900      12,741,900     4,471,900
                                    =============   ===========   =============   ===========

See Accountants Review Report



                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method







                                                                                                    May 15, 1984
                                                                Nine-Month Period Ended             (Inception) to
                                                               September 30,                        September 30,
                                                                2004                2003                2004
                                                            --------------       ------------       --------------
Cash Flows from Operating Activities:
Net Loss                                                        $(405,217)               $ -            $(571,048)
Adjustments to reconcile net loss to net cash used
   by operating activities
  Stock issued for services                                             -                  -                1,000
   Depreciation                                                     1,042                  -                1,279
Changes in operating assets and liabilities:
   (Increase) in deposits                                            (730)                                   (730)
   Increase in accounts payable                                      (346)                 -               17,291
   (Increase) in prepaid expenses                                 (28,301)                                (28,301)
                                                            --------------       ------------       --------------
Net Cash Flows Used by Operating Activities                      (433,552)                 -             (580,509)
                                                            --------------       ------------       --------------
Cash Flows from Investing Activities:
   Acquisition of Fixed Assets                                     (4,334)                 -               (9,418)
                                                            --------------       ------------       --------------
Net Cash Flows Provided by Investing Activities                    (4,334)                 -               (9,418)
                                                            --------------       ------------       --------------
Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                    161,581                  -              161,581
   Issuance of Common Stock                                             -                  -              432,095
                                                            --------------       ------------       --------------
Net Cash Flows Provided by Financing Activities                   161,581                  -              593,676
                                                            --------------       ------------       --------------
Net Increase (Decrease) in Cash                                  (276,305)                 -                3,749
                                                            --------------       ------------       --------------
Cash at Beginning of Period                                      280,054                  -                     -
                                                            --------------       ------------       --------------

Cash at End of Period                                             $ 3,749                $ -              $ 3,749
                                                            ==============       ============       ==============
Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                            $ -                $ -                  $ -
                                                            ==============       ============       ==============
    Cash paid for taxes                                               $ -                $ -                  $ -
                                                            ==============       ============       ==============
Supplemental Disclosure of Non-Cash Transactions
    Stock issued for services - 4,000,000 Shares                                                          $ 1,000
                                                                                                    ==============

See Accountants Review Report



                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                              Stockholders' Equity
                               September 30, 2004
                                  (Unaudited)


                                                                                         Deficit
                                                                                        Accum. During
                                               Common Stock                            the Development
                                               # of Shares            Amount              Stage              Totals
                                               -----------            ------              -----              ------



Balance - December 31, 1995                           471,900             29,795             (29,842)                (47)
                                             -----------------    ---------------    ----------------    ----------------
Net Profit for year                                         -                  -                  47                  47
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1996                           471,900             29,795             (29,795)                  -
                                             -----------------    ---------------    ----------------    ----------------

Issued March 14, 1997                               4,000,000              1,000                   -               1,000
Net Loss for year                                           -                  -              (1,000)             (1,000)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1997                         4,471,900             30,795             (30,795)                  -
                                             -----------------    ---------------    ----------------    ----------------

Net Profit for year                                         -                  -                   -                   -
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1998                         4,471,900             30,795             (30,795)                  -
                                             -----------------    ---------------    ----------------    ----------------
Net Profit for year                                         -                  -                   -                   -
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1999                         4,471,900             30,795             (30,795)                  -
                                             -----------------    ---------------    ----------------    ----------------
Cash for acquisition                                        -              2,300                   -               2,300
Net Loss for year                                           -                  -              (2,300)             (2,300)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2000                         4,471,900             33,095             (33,095)                  -
                                             -----------------    ---------------    ----------------    ----------------

Net Loss for year                                           -                  -              (4,608)             (4,608)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2001                         4,471,900             33,095             (37,703)             (4,608)
                                             -----------------    ---------------    ----------------    ----------------

Net Loss for year                                           -                  -             (12,683)            (12,683)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2002                         4,471,900             33,095             (50,386)            (17,291)
                                             -----------------    ---------------    ----------------    ----------------
Issuance of stock for cash                          8,000,000            400,000                   -             400,000
Net Loss for year                                           -                  -            (115,445)           (115,445)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2003                        12,471,900            433,095            (165,831)            267,264
                                             -----------------    ---------------    ----------------    ----------------
Net Loss for period                                         -                  -            (405,217)           (405,217)
                                             -----------------    ---------------    ----------------    ----------------
Balance - September 30, 2004                       12,471,900          $ 433,095          $ (571,048)          $(137,953)
                                             =================    ===============    ================    ================

See Accountants Review Report

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                               September 30, 2004





Note 1 - Presentation of Interim Information:

In the opinion of the management of Art Boutique, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the three-months and nine-months ended September 30, 2004 and 2003 and for the period May 15, 1984 (inception) to September 30, 2004, and cash flows for the nine-months ended September 30, 2004 and 2003, and for the period May 15, 1984 (Inception) to September 30, 2004. Interim results are not necessarily indicative of results for a full year.

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

                  (e)      failure to achieve a business;

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

RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2003.

The Company had no revenues from operations in the period in 2004 or 2003. The Company incurred expenses of $106,758 in the period in 2004 compared to none in 2003 and had a loss on operations of ($106,758) compared to none in the quarter in 2003. The loss per share was ($.01) in the quarter in 2004 and none in 2003.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2003.

The Company had no operating revenues from operations in the period in 2004 as compared to none in 2003. The Company incurred expenses of $405,263 in the period in 2004 compared to $12,683 in 2003 and had losses on operations of ($405,263) in 2004 compared to ($12,683) in 2003. The loss per share was ($.03)
in the nine month period in 2004 compared to nominal in the period in 2003.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $178,872, all of which is current, no cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 31, 2004 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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



                                         THE ART BOUTIQUE, INC.



Date: November 15, 2004                       /s/ Ronald Lui
                                         -----------------------------
                                                Ronald Lui, CEO