Form 10KSB
period 2004-12-31
ART BOUTIQUE INC
filed 2005-04-25
CIK 1129458

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-KSB

                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2004

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

                      Rooms 1203-8, 12 Floor, Hang Seng Bldg.
                      77 Des Voeux Road Central, l Hong Kong
                    ----------------------------------------
               (Address of principal executive offices) (Zip Code)

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

There were 12,471,900 shares of the Registrant's common stock outstanding as of December 31, 2004 and at March 31, 2005.

The aggregate market value of the 8,771,900 shares of voting common stock held by nonaffiliates of the Registrant is approximately $1,754,380 on December 31, 2004 based on the closing price of $.20 per share.

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

     On October 20, 2003, Capital Hero Holdings, LTD, a British Virgin Islands company, purchased 3,700,000 shares of common stock of Registrant from Elaine Erickson and Michael R. Butler.

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

Administrative Offices

     The Company currently maintains a mailing address at Rooms 1203-8, 12 Floor, Hang Seng Bldg., 77 Des Voeux Road Central, l Hong Kong which is the mailing address of its attorney in Hong Kong. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

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

         Real Property

         None

         Mineral Properties

         None

Item 3.  LEGAL PROCEEDINGS

     As of December 31, 2004, the Company was not a party to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     As of the date of this report, Company's common stock is quoted on the OTC Bulletin Board as ARTB.BB

2003                    High            Low
----                    ----            ---
1st Quarter             .02             .05
2nd Quarter             .05             .05
3rd Quarter             .09             .05
4th Quarter            1.10             .09

2004
----
1st Quarter             1.70           1.01
2nd Quarter             1.30            .60
3rd Quarter              .60            .30
4th Quarter             1.10            .20

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of December 31, 2004, there were 63 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Financial Condition and Changes in Financial Condition

The Company has experienced continuing losses and shortage of capital in the past fiscal year. It is hopeful tht it can raise cash in private placement for $250,000 which will enable it to complete a business acquisition.

Results of Operations for the Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     The Company had no revenues or operations during 2004 or in 2003. The Company incurred expenses of $522,688 in general and administrative expenses in 2004 compared to $115,605 in 2003. The Company incurred a net loss of ($522,688) in 2004 compared to a net loss of ($115,605) in 2003. The net loss per share was nominal in both 2004 and 2003.

         Liquidity and Capital Resources

     At year end, the Company had cash of $5,087 but no other assets. The Company had $272,320 in liabilities. The company is seeking a business opportunity and may seek capital in relation thereto.

Need for Additional Funding
--------------------------

     The Company may not be able to carry out any plan of business without adequate funding. The Company cannot predict to what extent its current liquidity and capital resources will allow business operations or whether it will incur further operating losses. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no committed source. The Company has a deficit of working capital of ($267,000) and no revenues or cash flow whatsoever.

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

     The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months. It may add full or part time employees of an unknown number in the next twelve months, if a business is commenced or acquired.

     Going concern qualification: The Company has incurred significant losses from operations for the year ended December 31, 2004, and such losses are expected to continue. In addition, the company has minimal working capital but no operating business, and $272,320 in debt which exceeds total assets by $258,000. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible business combination of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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



                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND COMPLIANCE WITH
SECTION 16(a)


The directors and executive officers currently serving the Company are as follows:


 Name                        Age           Position                                    Term
- ------                      -----         ----------                                  ------
Tsoi Mow Hung                63            President/Director                          Annual
Ronald Lui                   53            Secretary/Director/CEO                      Annual

     Ronald Chi Ho Lui, age 53, was the Chief Executive Officer, President and a director of Minghua Group International Holdings Limited, a company listed on NASD's Over-The-Counter Bulletin Board in the United States of America until March 2003. For the previous years, Mr. Lui had worked for Fuller International Development Limited, a real estate development company, as the Southeast Asia Regional Director. Mr. Lui is also the Chairman and controlling stockholder of Loyalty United (US), Inc., a private investment holding company that was formed in October of 2001 and the Chairman of Loyalty United International Limited, a consulting company.

Tsoi Mow Hung, age 63, graduated in 1968 from Asia University, Japan. From 1972 to 1978, he was appointed as a director of Singapore Hong Kong Industrial Company Limited, a public company listed on the Stock Exchange in Hong Kong. Mr. Tsoi also has extensive experience in the jewelry business. As from 1983 until present, Mr. Tsoi has been the managing director of Kohan Corporation, Japan and Kobiz Corporation, Japan.

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

Item 10. EXECUTIVE COMPENSATION

     The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended December 31, 2004. No one executive officer received, or has accrued for his benefit, in excess of $100,000 for the year. No cash bonuses were or are to be paid to such persons.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                          Year Ended December 31, 2004

                                    Annual Compensation                         Awards
===========================================================================================================================
Name and Principal                                                                                         Securities
Position                           Salary     Bonus ($)     Other Annual            Restricted Stock       Underlying
                         Year      ($)                      Compensation ($)        Award(s)($)            Options/SARs(#)
- ---------------------------------------------------------------------------------------------------------------------------

Tsoi Mow Hung            2004      0          0             0                       0                      0
President
- ---------------------------------------------------------------------------------------------------------------------------

                         2003      0          0             0                       0                      0
                         --------------------------------------------------------------------------------------------------

                         2002      0          0             0                       0                      0
- ---------------------------------------------------------------------------------------------------------------------------
Ronald Lui,              2004      154,839    0             0                       0                      0
Secretary/Director/CEO
- ---------------------------------------------------------------------------------------------------------------------------

                         2003      0          0             0                       0                      0
                         --------------------------------------------------------------------------------------------------

                         2002      0          0             0                       0                      0
----------------------------------------------------------------------------------------------------------------------------
Officers as a Group      2004      154,839    0             0                       0                      0
                         ---------------------------------------------------------------------------------------------------
                         2003      0          0             0                       0                      0
                         ---------------------------------------------------------------------------------------------------
                         2002      0          0             0                       0                      0

===========================================================================================================================


Ronald Lui is employed by the Company, month to month, at the rate of $12,820 per month (USD).

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
Tsoi Mow Hung


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of December 31, 2004, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.


                                     Beneficial              Number of                 Percentage of
                  Name               Ownership               Shares Owned                    Class
- ----------------------------------------------------------------------------------------------------

Ronald Lui, Secretary & Director/CEO    0                     3,700,000                        30%
(Benefically owning Capital Hero
Holdings, Ltd)
Rooms 1203-8, 12 Floor,
Hang Seng Bldg.
77 Des Voeux Road Central, l Hong Kong
- ----------------------------------------------------------------------------------------------------

Tsoi Mow Hung, President/Director       0                     0                                0
Rooms 1203-8, 12 Floor,
Hang Seng Bldg.
77 Des Voeux Road Central, l Hong Kong
- ----------------------------------------------------------------------------------------------------

Officers and Directors as a group       0                     3,700,000                        30%

                                     PART IV

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Management and Others

Except as follows, there were no transactions or series of transactions during the Registrant's last fiscal year or the current fiscal year, or any currently proposed transactions or series of transactions of the remainder of the fiscal year, in which the amount involved exceeds $100,000 and in which to the knowledge of the Registrant, any director, executive officer, nominee, future director, five percent shareholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.


Ronald Lui loaned the Company $272,320. Mr. Lui is an officer, director and major shareholder of the Company. This is carried as a note payable on demand @ no interest.

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

         Audit Fees. MJC billed the Company $6,250 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2004, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004. MJC billed the Company $4,000 for the 2003 audit and $5,000 for the 2004 Audit.

         There were no "audit related" fees in 2003 or 2004. There were no tax fees or other fees in 2003 or 2004 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2003 and 2004.

         All audit work was performed by the auditors' full time employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE ART BOUTIQUE, INC.
                                            (Registrant)


Date: April 19, 2005
                                            /s/ Tsoi Mow Hung
                                            ----------------------------------
                                            Tsoi Mow Hung, President




                                            DIRECTORS:


                                            /s/ Ronald Lui
                                            ---------------------------------
                                            Ronald Lui


                                            /s/Tsoi Mow Hung
                                            ---------------------------------
                                            Tsoi Mow Hung

                               ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                          Year Ended December 31, 2004

   MIND2MARKET, INC.
                         INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report                                                              F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                         F-6 - F-10

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s


Board of Directors
Art Boutique, Inc.
Hong Kong


We have audited the accompanying balance sheets of Art Boutique, Inc.) (A Development Stage Company) as of December 31, 2004 and 2003 and the related statements of operations, cash flows, and stockholders' equity for the years ended December 31, 2004 and 2003 and for the period May 15, 1984 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits "in accordance with standards of the Public Company Accounting Oversight Board (United States)" as outlined in PCAOB Auditing Standard No. 1. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Boutique, Inc. at December 31, 2004 and 2003 and the results of their operations and their cash flows for the year ended December 31, 2004 and 2003, and for the period May 15, 1984 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States.

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




Michael Johnson & Co., LLC
Denver, Colorado
April 18, 2005
/s/Michael Johnson & Co., LLC



                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  December 31,

                                                                                 2004                      2003
                                                                                 ----                      ----
ASSETS:
Current Assets:
   Cash                                                                              $ 5,087                $ 280,054
                                                                           ------------------        -----------------

      Total Current Assets                                                             5,087                  280,054
                                                                           ------------------        -----------------

Fixed Assets:
   Office Equipment (Net)                                                              7,679                    4,501
                                                                           ------------------        -----------------

      Total Fixed Assets                                                               7,679                    4,501
                                                                           ------------------        -----------------

Other Assets:
   Deposits                                                                              609                        -
   Prepaid Expenses                                                                    1,217                        -
                                                                           ------------------        -----------------

      Total Other Assets                                                               1,826                        -
                                                                           ------------------        -----------------

TOTAL ASSETS                                                                        $ 14,592                $ 284,555
                                                                           ==================        =================


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable                                                                     $ -                 $ 17,291
    Notes Payable - Stockholder                                                      272,320                        -
                                                                           ------------------        -----------------

        Total current liabilities                                                    272,320                   17,291
                                                                           ------------------        -----------------

Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized;
   12,471,900 shares issued and outstanding                                          433,095                  433,095
Deficit accumulated during the development stage                                    (690,823)                (165,831)
                                                                           ------------------        -----------------

      Total stockholders' equity                                                    (257,728)                 267,264
                                                                           ------------------        -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 14,592                $ 284,555
                                                                           ==================        =================

The accompanying notes are an integral part of these financial statements.



                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                            Statements of Operations


                                                                 Year Ended                        May 15, 1984
                                                                December, 31                      (Inception) to
                                                       2004                   2003               December 31, 2004
                                                       ----                   ----               ------------------
Revenue                                                  $ -                    $ -               $ 61,102
                                              ---------------         --------------         -------------

Expenses:

    Depreciation                                       1,739                    237                  5,721
    Loss from discontinued operations                      -                      -                 26,331
    Acquisition costs                                      -                      -                  2,100
    General and administrative                       522,688                115,368                717,368
                                              ---------------         --------------         --------------

        Total Expenses                               524,427                115,605                751,520
                                              ---------------         --------------         --------------

Other Revenue/Expense:

    Exchange Rate Gain/Loss                              565                   (160)                   405
                                              ---------------         --------------         --------------
Net Loss                                          $ (524,992)             $(115,445)             $(690,823)
                                              ===============         ==============         ==============
Net Loss per share common stock                  $ (0.04)                $ (0.02)
                                              ===============         ==============

Weighted average number of
   common shares outstanding                      12,471,900              5,138,567
                                              ===============         ==============

* Less than $.01 per share

The accompanying notes are an integral part of these financial statements.


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                Indirect Method






                                                                                                    May 15, 1984
                                                                      Year Ended                     (Inception) to
                                                                       December 31,                  December 31,
                                                                2004               2003                2004
                                                            -------------       ------------       --------------

Cash Flows from Operating Activities:
Net Loss                                                       $(524,992)         $(115,445)          $ (690,823)
Adjustments to reconcile net loss to net cash used
   by operating activities
  Stock issued for services                                            -                  -                1,000
 Changes in operating assets and liabilities:
   Depreciation                                                    1,739                237               20,292
   (Increase) Deposits                                              (609)                                   (609)
   (Increase Prepaid Expenses                                     (1,217)                                 (1,217)
   Increase (Decrease) accounts payable                          (17,291)                 -                    -
                                                            -------------       ------------       --------------
Net Cash Flows Used by Operating Activities                     (542,370)          (115,208)            (671,357)
                                                            -------------       ------------       --------------

Cash Flows from Investing Activities:
   Sale of Equipment (Net)                                             -                  -                2,902
   Acquisition of Fixed Assets                                    (4,917)            (4,738)             (30,873)
                                                            -------------       ------------       --------------
Net Cash Flows Provided by Investing Activities                   (4,917)            (4,738)             (27,971)
                                                            -------------       ------------       --------------

Cash Flows from Financing Activities:
   Proceeds from Notes Payable - Stockholders                    272,320                                 272,320
   Proceeds from common stock                                          -            400,000              402,300
   Issuance of Common Stock                                            -                  -               29,795
                                                            -------------       ------------       --------------
Net Cash Flows Provided by Financing Activities                  272,320            400,000              704,415
                                                            -------------       ------------       --------------

Net Increase (Decrease) in Cash                                 (274,967)           280,054                5,087
                                                            -------------       ------------       --------------
Cash at Beginning of Period                                      280,054                  -                    -
                                                            -------------       ------------       --------------

Cash at End of Period                                            $ 5,087          $ 280,054              $ 5,087
                                                            =============       ============       ==============


Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                           $ -                $ -                  $ -
                                                            =============       ============       ==============
    Cash paid for taxes                                              $ -                $ -                  $ -
                                                            =============       ============       ==============

Supplemental Disclosure of Non-Cash Transactions

    Stock issued for services - 4,000,000 Shares                                                         $ 1,000
                                                                                                   ==============


The accompanying notes are an integral part of these financial statements.



                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                               December 31, 2004



                                                                                         Deficit
                                                                                        Accum. During
                                               Common Stock                            the Development
                                               # of Shares            Amount              Stage              Totals
                                               -----------            ------              -----              ------

Balance - December 31, 1995                           471,900           $ 29,795           $ (29,842)              $ (47)
Net Profit for year                                         -                  -                  47                  47
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1996                           471,900             29,795             (29,795)                  -
                                             -----------------    ---------------    ----------------    ----------------
Issued March 14, 1997                               4,000,000              1,000                   -               1,000
Net Loss for year                                           -                  -              (1,000)             (1,000)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1997                         4,471,900             30,795             (30,795)                  -
                                             -----------------    ---------------    ----------------    ----------------

Net Profit for year                                         -                  -                   -                   -
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1998                         4,471,900             30,795             (30,795)                  -
                                             -----------------    ---------------    ----------------    ----------------
Net Profit for year                                         -                  -                   -                   -
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1999                         4,471,900             30,795             (30,795)                  -
                                             -----------------    ---------------    ----------------    ----------------
Shares for acquisition                                      -              2,300                   -               2,300
Net Loss for year                                           -                  -              (2,300)             (2,300)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2000                         4,471,900             33,095             (33,095)                  -
                                             -----------------    ---------------    ----------------    ----------------
Net Loss for year                                           -                  -              (4,608)             (4,608)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2001                         4,471,900             33,095             (37,703)             (4,608)
                                             -----------------    ---------------    ----------------    ----------------
Net Loss for year                                           -                  -             (12,683)            (12,683)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2002                         4,471,900             33,095             (50,386)            (17,291)
                                             -----------------    ---------------    ----------------    ----------------
Issuance of Stock for Cash 12/03                    8,000,000            400,000                   -             400,000
Net Loss for Year                                           -                  -            (115,445)           (115,445)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2003                        12,471,900            433,095            (165,831)            267,264
                                             -----------------    ---------------    ----------------    ----------------
Net Loss for Year                                           -                  -            (524,992)           (524,992)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2004                        12,471,900          $ 433,095          $ (690,823)          $(257,728)
                                             =================    ===============    ================    ================

The accompanying notes are an integral part of these financial statements.

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

         Organization:

         The Company was organized in the State of Wyoming on May 15, 1984. The Company operated from the date of organization through November 30, 1996 conducting art classes, teaching painting techniques, and selling supplies. The Company closed their operation and liquidated all of its assets in full settlement of its liabilities on December 19, 1996. On November 10, 2003 Key Chance International, LTD became the wholly owned subsidiary of Art Boutique, Inc. in a share purchase agreement

         The Company's fiscal year end is December 31.

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

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004




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

         Deferred tax assets:
         Net operating loss carryforwards                   $ 690,823
         Valuation allowance                                ( 690,823)
                                                            -----------
         Net deferred tax assets                            $       0
                                                            ===========

         At December 31, 2004, the Company had net operating loss carryforwards of approximately $690,823 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will expire in 2010.

Note 3 - Capital Stock Transactions

         The authorized capital stock of the Company is 50,000,000 shares of common stock at no par value. During the year ended December 31, 2003, the Company issued 8,000,000 shares of common stock for cash. No stocks were issued in the year ending December 31, 2004.

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


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

Note 6 - Financial Accounting Developments

         Recently Issued Accounting Pronouncements

         In December 2003, the FASB Interpretation No. 146 (revised December
         2003), "Consolidation of Variable Interest Entities" (FIN No. 146R) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 146R replaces FASB interpretation No. 146, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN No. 146R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN 146R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 146R first applies may be used to measure the assets, liabilities and non-controlling interest in the VIE. FIN 146R did not materially effect the financial statements.

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004



Note 6 - Financial Accounting Developments (Cont)


In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company has not issued any financial instruments with such characteristics.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), "Share Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after June 15, 2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and evaluate the effect that the adoption of the SFAS 123R will have on its financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have material impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets", an amendment of the APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Non-Monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004



Note 7 - Notes Payable - Stockholders

The note payable in the amount of $272,320 is the major stockholder in the Company. There has been no interest accrued for this year as this is the first full year of operations. Ronald Lui is the Director of the Company and is contributing funds to cover expenses of the corporation.