Form 10QSB
period 2005-03-31
ART BOUTIQUE INC
filed 2005-05-19
CIK 1129458

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
- -----------------                                    ----------------------
March 31, 2005                                        000-32099



                             The Art Boutique, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
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

                         12,471,900 as of March 31, 2005


                                Table of Contents


                         PART I - FINANCIAL INFORMATION

                                                                                                 PAGE

Item 1.  Condensed Consolidated Financial Statements

         Independent Auditor's Report............................................................ F-1

         Balance Sheets March 31, 2005 (unaudited) and December 31,, 2004........................ F-2

         Statements of Operations for the Three Months ended March 31, 2005...................... F-3

         Statements of Stockholders Equity (Deficit) March 31, 2005 (unaudited).................. F-4

         Statements of Cash Flows for the Three Months ended March 31, 2005 ..................... F-5

         Notes to Condensed Consolidated Financial Statements (Unaudited)........................ F-6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations... 4

Item 3   Controls and Procedures................................................................. 7

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................... 8

Item 2.  Changes in Securities................................................................... 8

Item 3.  Defaults upon Senior Securities......................................................... 8

Item 4.  Submission of Matters to a Vote of Security Holders..................................... 8

Item 5.  Other Information....................................................................... 8

Item 6.  Exhibits and Reports on Form 8-K........................................................ 8

Signatures....................................................................................... 9

PART I - FINANCIAL INFORMATION

                               ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE-MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s


                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Art Boutique, Inc.



We have reviewed the accompanying balance sheet of Art Boutique, Inc. (A Development Stage Company) as of March 31, 2005 and the related statements of operations for the three-months ended March 31,2005 and 2004, and for the period May 15, 1984 (inception) to March 31, 2005, stockholders' equity for the period ended March 31, 2005, cash flows for the three-month period ended March 31, 2005 and 2004 and for the period May 15, 1984 (inception) to March 31, 2005 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2005. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 18, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
Denver, Colorado
May 12, 2005
/s/Michael Johnson & Co., LLC



                                THE ART BOUTIQUE
                          (A Development Stage Company
                          Consolidated Balance Sheets
                                  (Unaudited)




                                                                            March 31,             December 31,
                                                                               2004                   2004
                                                                               ----                   ----

ASSETS:
Current Assets:
   Cash                                                                           $ 1,122              $ 5,087
                                                                         -----------------        -------------

      Total Current Assets                                                          1,122                5,087
                                                                         -----------------        -------------

Fixed Assets:
   Office Equipment (Net)                                                           8,231                7,679
                                                                         -----------------        -------------

      Total Fixed Assets                                                            8,231                7,679
                                                                         -----------------        -------------

Other Assets:
   Deposits                                                                           609                  609
   Prepaid Expenses                                                                 1,217                1,217
                                                                         -----------------        -------------

      Total Other Assets                                                            1,826                1,826
                                                                         -----------------        -------------

TOTAL ASSETS                                                                     $ 11,179              $14,592
                                                                         =================        =============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable                                                             $ 88,000                  $ -
    Accruals                                                                        3,032                    -
    Notes Payable - Stockholders                                                  760,325              272,320
                                                                         -----------------        -------------

        Total Current Liabilities                                                 851,357              272,320
                                                                         -----------------        -------------

Stockholders' Equity:
Common Stock, no par value; 50,000,000 shares authorized;
   12,471,900 shares issued and outstanding                                       433,095              433,095
Deficit accumulated during the development stage                               (1,273,273)            (690,823)
                                                                         -----------------        -------------

      Total stockholders' equity                                                 (840,178)            (257,728)
                                                                         -----------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 11,179              $14,592
                                                                         =================        =============


See Accountants Review Report



                                THE ART BOUTIQUE
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                                                 May 15, 1984
                                                        Three-Month Period Ended                 Inception to
                                                               March 31,                           March 31,
                                                        2005               2004                      2005
                                                   ---------------    ----------------          ----------------

Revenue                                                       $ -                 $ -                  $ 61,102
                                                   ---------------    ----------------          ----------------

Expenses:

    Depreciation                                              464                 378                     6,185
    Loss from discontinued operations                           -                   -                    26,331
    Acquisition costs                                           -                   -                     2,100
    General and administrative                            581,991             167,958                 1,299,359
                                                   ---------------    ----------------          ----------------

        Total Expenses                                    582,455             168,336                 1,333,975
                                                   ---------------    ----------------          ----------------

Other Revenue/Expense:

   Exchange Rate Gain/Loss                                     (5)                (59)                      400
                                                   ---------------    ----------------          ----------------

Net Loss                                                $(582,450)          $(168,277)              $(1,273,273)
                                                   ===============    ================          ================

Net Loss per share common stock                           $ (0.05)            $ (0.02)
                                                   ===============    ================
Weighted average number of
   common shares outstanding                           12,471,900          12,471,900
                                                   ===============    ================

* Less than a $.01 per share

See Accountants Review Report



                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                  Consolidated Stockholders' Equity (Deficit)
                                 March 31, 2005
                                  (Unaudited)


                                                                                         Deficit
                                                                                        Accum. During
                                               Common Stock                            the Development
                                               # of Shares            Amount              Stage              Totals
                                               -----------            ------              -----              ------




Balance - December 31, 1995                           471,900             29,795             (29,842)                (47)
Net Profit for year                                         -                  -                  47                  47
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1996                           471,900             29,795             (29,795)                  -
                                             -----------------    ---------------    ----------------    ----------------
Issued March 14, 1997                               4,000,000              1,000                   -               1,000
Net Loss for year                                           -                  -              (1,000)             (1,000)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1997                         4,471,900             30,795             (30,795)                  -
                                             -----------------    ---------------    ----------------    ----------------
Net Profit for year                                         -                  -                   -                   -
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1998                         4,471,900             30,795             (30,795)                  -
                                             -----------------    ---------------    ----------------    ----------------
Net Profit for year                                         -                  -                   -                   -
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1999                         4,471,900             30,795             (30,795)                  -
                                             -----------------    ---------------    ----------------    ----------------

Cash for acquisition                                        -              2,300                   -               2,300
Net Loss for year                                           -                  -              (2,300)             (2,300)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2000                         4,471,900             33,095             (33,095)                  -
                                             -----------------    ---------------    ----------------    ----------------
Net Loss for year                                           -                  -              (4,608)             (4,608)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2001                         4,471,900             33,095             (37,703)             (4,608)
                                             -----------------    ---------------    ----------------    ----------------
Net Loss for Year                                           -                  -             (12,683)            (12,683)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2002                         4,471,900             33,095             (50,386)            (17,291)
                                             -----------------    ---------------    ----------------    ----------------

Issuance of stock for cash 12/03                    8,000,000            400,000                   -             400,000
Net Loss for Year                                           -                  -            (115,445)           (115,445)
                                             -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2003                        12,471,900            433,095            (165,831)            267,264
                                             -----------------    ---------------    ----------------    ----------------

Net Loss for Year                                           -                  -            (524,992)           (524,992)
                                             -----------------    ---------------    ----------------    ----------------

Balance - December 31, 2004                        12,471,900            433,095            (690,823)           (257,728)
                                             -----------------    ---------------    ----------------    ----------------

Net Loss for Period                                         -                  -            (582,450)           (582,450)
                                             -----------------    ---------------    ----------------    ----------------
Balance - March 31, 2004                           12,471,900          $ 433,095         $(1,273,273)         $ (840,178)
                                             =================    ===============    ================    ================

See Accountants Review Report



                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                Indirect Method

                                                                                                             May 15, 1984
                                                                      Three-Month Period Ended              (Inception) to
                                                                   March 31,                                   March 31,
                                                                      2005                 2004                  2005
                                                                 ---------------       --------------       ----------------
Cash Flows from Operating Activities:
Net Loss                                                              $(582,450)           $(168,277)           $(1,273,273)
Adjustments to reconcile net loss to net cash used
   by operating activities
  Stock issued for services                                                   -                    -                  1,000
   Depreciation                                                             464                  379                    843
 Changes in operating assets and liabilities:
   Increase in Accounts Payable and Accruals                             91,032                1,138                 91,032
   (Increase) in Deposits                                                     -                 (730)                  (609)
   (Increase) in Prepaid Expenses                                             -              (28,301)                (1,217)
                                                                 ---------------       --------------       ----------------
Net Cash Flows Used by Operating Activities                            (490,954)            (195,791)            (1,182,224)
                                                                 ---------------       --------------       ----------------
Cash Flows from Investing Activities:
   Sale of Equipment (Net)                                                    -                    -                      -
   Acquisition of Fixed Assets                                           (1,016)              (4,366)                (9,074)
                                                                 ---------------       --------------       ----------------
Net Cash Flows Provided by Investing Activities                          (1,016)              (4,366)                (9,074)
                                                                 ---------------       --------------       ----------------
Cash Flows from Financing Activities:
   Proceeds from Notes Payable - Stockholders                           488,005                    -                760,325
   Issuance of Common Stock                                                   -                    -                432,095
                                                                 ---------------       --------------       ----------------
Net Cash Flows Provided by Financing Activities                         488,005                    -              1,192,420
                                                                 ---------------       --------------       ----------------
Net Increase (Decrease) in Cash                                          (3,965)            (200,157)                 1,122
                                                                 ---------------       --------------       ----------------

Cash at Beginning of Period                                              5,087              280,054                       -
                                                                 ---------------       --------------       ----------------

Cash at End of Period                                                   $ 1,122             $ 79,897                $ 1,122
                                                                 ===============       ==============       ================
Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                                  $ -                  $ -                    $ -
                                                                 ===============       ==============       ================
    Cash paid for taxes                                                     $ -                  $ -                    $ -
                                                                 ===============       ==============       ================

Supplemental Disclosure of Non-Cash Transactions
    Stock issued for services - 4,000,000 Shares                                                                    $ 1,000
                                                                                                            ================

See Accountants Review Report

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                                 March 31, 2005





Note 1 - Presentation of Interim Information

In the opinion of the management of Art Boutique, Inc., and Key Chance International, LTD (a wholly owned subsidiary) the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005 and the results of operations for the three-months ended March 31, 2005 and 2004 and the period May 15, 1984 (inception) to March 31, 2005, and cash flows for the three-months ended March 31, 2005 and 2004, and for the period May 15, 1984 (Inception) to March 31, 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2004.

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

OVERVIEW OF OPERATIONS

Subsequent to the change in control of the Company which occurred in October 2003, the new management of the Company has been actively seeking potential new businesses so as to enable the Company to achieve a sustainable level of operations.

Various attempts have been made by the Company in trying to achieve such an objective, including considering the potential acquisitions of certain businesses in Japan. Unfortunately, no agreements have been entered into by the Company despite efforts by the management. In November 2004, an opportunity for the Company to invest in a real estate development project arose whereby the Company might act as the developer of a land situated in the Airai State in the Republic of Palau for a resort hotel.

Extensive studies and due diligence have been conducted by the Company to ascertain the feasibility of such a venture, which involved site visits to the Republic of Palau as well as various conferences in Japan. Presently, the Company is in the course of concluding the terms and conditions in relation to the documentation to acquire an interest in the entity which is the lessee of the real property for the potential project.

 Professional and consulting fees and expenses have been incurred in performing due diligence review, obtaining all necessary financial information, preparation of documentation as well as conducting negotiations with various parties in connection with the Company's potential investment in the Pelau project.

The Company has been funded in the past year by loans from shareholders.


RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2005 COMPARED TO SAME PERIOD ENDED MARCH 31, 2004.

The Company had no revenues from operations in the period in 2005 or 2004. The Company incurred general and administrative expenses in the period in 2005 of $581,958 compared to $167,958 in the period in 2004. The expenses were incurred by the company for salaries, consulting accounting, legal, and travel expenses. The Company had a loss in 2005 in the quarter of ($582,450) compared to a loss on operations of $168,336 in 2004 in the quarter. The Company had loss per share in 2005 of ($.05) and loss of ($.02) per share in 2004.



LIQUIDITY AND CAPITAL RESOURCES

The Company had $1,122 in cash capital at the end of the period and about $10,000 in other assets. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $851,357, all of which is current, minimal cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter of approximately $250,000.

ITEM 3.    CONTROLS AND PROCEDURES

     The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive is responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness.

     Our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The evaluation included control areas in which we intend to make, changes to improve and enhance controls. Based on such evaluation, our Chief Executive Officer has concluded that, as of the end of such period, our disclosure controls and procedures were not effective and had material weaknesses, in recording stock issuance for compensation, as well as other areas involving recording of adjustment in liabilities and assessing impairment of assets.

Material Weakness in Disclosure Controls

         A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

         The Securities and Exchange Commission rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. While the Company has an internal control and procedures manual in place and management believes the controls and procedures are effective the manual is not based upon a recognized internal control framework, because we have not found one that fits the limited scope of operations of our small Company. Accordingly we conclude we have material weaknesses.

         During the first half of the Company's fiscal year ending December 31, 2005 management will be revising the Company's internal and controls procedure document basing this revision upon a model framework created by the Committee of Sponsoring Organizations of the Treadway Commission (or "COSO") as is appropriate to our operations. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and we believe, will satisfy the Securities and Exchange Commission requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

         To address these material weaknesses management is committed to re-writing its internal controls and procedures manual based upon the Treadway Commission report as is appropriate to our operations during the first half of fiscal year ending December 31, 2005.

         Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no revenues, minimal cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

Management hopes to develop a business plan and will need to seek and obtain funding, via loans or private placements of stock, for operations and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarterof at least $250,000.

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


(B)       Reports  on Form  8-K - None

                             THE ART BOUTIQUE, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE ART BOUTIQUE, INC.



Date: May 12, 2005                      /s/ Ronald Lui
                                         -----------------------------
                                                Ronald Lui, CEO