Form 10QSB
period 2005-06-30
ART BOUTIQUE INC
filed 2005-08-15
CIK 1129458

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
- -----------------                                    ----------------------
June 30, 2005                                        000-32099



                             The Art Boutique, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
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

                         12,471,900 as of June 30, 2005

                                  ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                     FOR THE SIX-MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

                               JASPERS + HALL, PC
                          CERTIFIED PUBLIC ACCOUNTANTS
                        9175 E. Kenyon Avenue, Suite 100
                                Denver, CO 80237
                                  303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Art Boutique, Inc.
Hong Kong


We have reviewed the accompanying balance sheet of Art Boutique, Inc. (A Development Stage Company) as of June 30, 2005 and the related statements of operations for the three and six months ended June 30, 2005, and for the period May 15, 1984 (inception) to June 30, 2005, stockholders' equity, and statements of cash flows for the six-months ended June 30, 2005 and for the period May 15, 1984 (inception) to June 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). The review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report dated April 18, 2005, expressed an unqualified opinion. They have performed no auditing duties since that date. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company is in the development stage and will require funds from profitable operations, from borrowing, or from sale of equity securities to execute its business plan. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from this uncertainty.

Jaspers + Hall, PC
Denver, Colorado
August 1, 2005



                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                                  (Unaudited)








                                                                               June 30,              December 31,
                                                                                 2005                    2004
                                                                           -----------------         -------------

ASSETS:
Current Assets:
   Cash                                                                               $ 454               $ 5,087
                                                                           -----------------         -------------

      Total Current Assets                                                              454                 5,087
                                                                           -----------------         -------------

    Furniture & Fixtures                                                             10,434                 9,378
                                                                           -----------------         -------------
                                                                                     10,434                 9,378
    Less Accumulated Depreciation                                                    (2,667)               (1,699)
                                                                           -----------------         -------------

        Total Fixed Assets                                                            7,767                 7,679
                                                                           -----------------         -------------
Other Assets:
    Deposits                                                                            673                   609
    Prepaid Expenses                                                                      -                 1,217
                                                                           -----------------         -------------

        Total Other Assets                                                              673                 1,826
                                                                           -----------------         -------------

TOTAL ASSETS                                                                        $ 8,894               $14,592
                                                                           =================         =============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable                                                               $ 69,394                   $ -
    Notes Payable - Stockholder                                                     888,705               272,320
                                                                           -----------------         -------------

        Total Current Liabilities                                                   958,099               272,320
                                                                           -----------------         -------------

Stockholder's Equity:
Common Stock, no par value; 50,000,000 shares authorized;
   12,471,900 shares issued and outstanding                                         433,091               433,095
Deficit accumulated during the development stage                                 (1,382,296)             (690,823)
                                                                           -----------------         -------------

      Total stockholder's equity                                                   (949,205)             (257,728)
                                                                           -----------------         -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $ 8,894               $14,592
                                                                           =================         =============

See Accountants Review Report


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                         Consolidated Statements of Operations
                                  (Unaudited)



                                                                                                                        May 15, 1984
                                            Three-Month Period Ended                Six-Month Period Ended              Inception to
                                                      June 30,                               June 30,                      June 30,
                                         ----------------------------------     ----------------------------------
                                                  2005               2004           2005               2004            2005
                                         ---------------    ---------------     ---------------    ---------------  ----------------


Revenue                                     $ -                $ -                 $ -                $ -                  $ 61,102
                                         ---------------    ---------------     ---------------    ---------------  ----------------

Expenses:

    Depreciation                             464                446                 928                824                    6,649
    Loss from discontinued operations         -                  -                   -                  -                    26,331
    Acquistion costs                          -                  -                   -                  -                     2,100
    General and administrative           108,559            129,723             690,550            297,681                1,407,918
                                        ---------------    ---------------      ---------------    -----------------  --------------
        Total Expenses                   109,023            130,169             691,478            298,505                1,442,998
                                        ---------------    ---------------      ---------------    -----------------  --------------
Other Revenue/Expense

   Exchange Rate Gain/Loss                   -                   13                  (5)               (46)                     400
                                        ---------------    ---------------     ---------------    ---------------     --------------

Net Loss                              $(109,023)          $(130,182)          $(691,473)          $(298,459)            $(1,382,296)
                                        ===============    ===============     ===============    ===============     =============
Net Loss per share common stock         $ (0.01)            $ (0.01)            $ (0.06)            $ (0.02)
                                        ===============    ===============     ===============    ===============
Weighted average number of
   common shares outstanding         12,471,900          12,471,900          12,471,900          12,471,900
                                        ===============    ===============     ===============    ===============

See Accountants Review Report


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                     Consolidated Statements Cash Flows
                                  (Unaudited)








                                                                                                                 May 15, 1984
                                                                          Six-Month Period Ended                (Inception) to
                                                                                  June 30,                          June 30,
                                                                   -------------------------------------
                                                                        2005                  2004                   2005
                                                                   ---------------        --------------        ----------------


Cash Flows from Operating Activities:
Net Loss                                                                $(691,473)            $(298,459)            $(1,382,296)
  Stock issued for services                                                     -                     -                   1,000
   Depreciation                                                               928                   587                   2,667
Adjustments to reconcile net loss to net cash used
   by operating activities
 Changes in operating assets and liabilities:
   Increase (Decrease) in Accounts Payable                                 69,432                (4,388)                 69,394
   (Increase) in Deposits                                                     (64)                 (730)                   (673)
   Decrease (Increase) in Prepaid Expenses                                  1,217               (16,321)                      -
                                                                   ---------------        --------------        ----------------
Net Cash Flows Used by Operating Activities                              (619,960)             (319,311)             (1,309,908)
                                                                   ---------------        --------------        ----------------
Cash Flows from Investing Activities:
   Acquisition of Fixed Assts                                              (1,058)               (4,334)                (10,434)
                                                                   ---------------        --------------        ----------------
Net Cash Flows Provided by Investing Activities                            (1,058)               (4,334)                (10,434)
                                                                   ---------------        --------------        ----------------
Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                            616,385                43,591                 888,705
   Issuance of Common Stock                                                     -                     -                 432,091
                                                                   ---------------        --------------        ----------------
Net Cash Flows Provided by Financing Activities                           616,385                43,591               1,320,796
                                                                   ---------------        --------------        ----------------
Net Increase (Decrease) in Cash                                            (4,633)             (280,054)                    454
                                                                   ---------------        --------------        ----------------

Cash at Beginning of Period                                                5,087               280,054                        -
                                                                           ------              --------         ----------------
Cash at End of Period                                                       $ 454                   $ -                   $ 454
                                                                   ===============        ==============        ================


Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                                    $ -                   $ -                     $ -
                                                                   ===============        ==============        ===============
    Cash paid for taxes                                                       $ -                   $ -                     $ -
                                                                   ===============        ==============        ================

Supplemental Disclosure of Non-Cash Transactions
    Stock issued for services - 4,000,000 Shares                                                                        $ 1,000
                                                                                                                ================

See Accountants Review Report


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                  Consolidated Stockholders' Equity (Deficit)
                                 June 30, 2005
                                  (Unaudited)



                                                                                        Deficit
                                                                                       Accum. During
                                                Common Stock                          the Development
                                            ------------------------------------
                                              # of Shares            Amount              Stage              Totals
                                                                                                            ------
                                                                                    ----------------


Balance - December 31, 1995                          471,900             29,795             (29,842)               (47)
                                            -----------------    ---------------    ----------------    ---------------
Net Profit for year                                        -                  -                  47                 47
                                            -----------------    ---------------    ----------------    ---------------
Balance - December 31, 1996                          471,900             29,795             (29,795)                 -
                                            -----------------    ---------------    ----------------    ---------------

Issued March 14, 1997                              4,000,000              1,000                   -              1,000
Net Loss for year                                          -                  -              (1,000)            (1,000)
                                            -----------------    ---------------    ----------------    ---------------
Balance - December 31, 1997                        4,471,900             30,795             (30,795)                 -
                                            -----------------    ---------------    ----------------    ---------------
Net Profit for year                                        -                  -                   -                  -
                                            -----------------    ---------------    ----------------    ---------------
Balance - December 31, 1998                        4,471,900             30,795             (30,795)                 -
                                            -----------------    ---------------    ----------------    ---------------
Net Profit for year                                        -                  -                   -                  -
                                            -----------------    ---------------    ----------------    ---------------
Balance - December 31, 1999                        4,471,900             30,795             (30,795)                 -
                                            -----------------    ---------------    ----------------    ---------------
Shares for acquisition                                     -              2,300                   -              2,300
Net Loss for year                                          -                  -              (2,300)            (2,300)
                                            -----------------    ---------------    ----------------    ---------------
Balance - December 31, 2000                        4,471,900             33,095             (33,095)                 -
                                            -----------------    ---------------    ----------------    ---------------
Net Loss for year                                          -                  -              (4,608)            (4,608)
                                            -----------------    ---------------    ----------------    ---------------
Balance - December 31, 2001                        4,471,900             33,095             (37,703)            (4,608)
                                            -----------------    ---------------    ----------------    ---------------
Net Loss for Year                                          -                  -             (12,683)           (12,683)
                                            -----------------    ---------------    ----------------    ---------------
Balance - December 31, 2002                        4,471,900             33,095             (50,386)           (17,291)
                                            -----------------    ---------------    ----------------    ---------------
Issuance of stock for cash 12/03                   8,000,000            400,000                   -            400,000
Net Loss for Year                                          -                  -            (115,445)          (115,445)
                                            -----------------    ---------------    ----------------    ---------------
Balance - December 31, 2003                       12,471,900            433,095            (165,831)           267,264
                                            -----------------    ---------------    ----------------    ---------------

Net Loss for Year                                          -                  -            (524,992)          (524,992)
                                            -----------------    ---------------    ----------------    ---------------
Balance - December 31, 2004                       12,471,900            433,095            (690,823)          (257,728)
                                            -----------------    ---------------    ----------------    ---------------
Net Loss for Period                                        -                  -            (691,473)          (691,473)
                                            -----------------    ---------------    ----------------    ---------------
Balance - June 30, 2005                           12,471,900          $ 433,095         $(1,382,296)         $(949,201)
                                            =================    ===============    ================    ===============

See Accountants Review Report

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                                  June 30, 2005
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Art Boutique, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the three-months ended June 30, 2005, and the period May15, 1984 (inception) to June 30, 2005, stockholders' equity, and cash flows for the six-months ended June 30, 2005, and for the period May 15, 1984 (Inception) to June 30, 2005. Interim results are not necessarily indicative of results for a full year.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2005 COMPARED TO SAME PERIOD ENDED JUNE 30, 2004.

The Company had no revenues from operations in the period in 2005 or 2004. The Company incurred expenses of $109,023 in the period in 2005 compared to $130,169 in 2004 and had a loss on operations of ($109,023) compared to ($130,182) in the quarter in 2004. The loss per share was ($.01) in the quarter in 2005 and none in 2004.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SAME PERIOD ENDED JUNE 30, 2004.

The Company had no revenues from operations in the period in 2005 or 2004. The Company incurred expenses of $691,478 in the period in 2005 compared to $298,505 in 2004 and had losses on operations of ($691,478) in 2005 compared to ($298,459 in 2004. The loss per share was ($.06) in the six month period in 2005 compared to ($.02) in the period in 2004.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $958,099, all of which is current, no cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter of approximately $500,000.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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



                                         THE ART BOUTIQUE, INC.



Date: August 15, 2005                       /s/ Ronald Lui
                                         -----------------------------
                                                Ronald Lui, CEO