Form 10QSB
period 2005-09-30
ART BOUTIQUE INC
filed 2005-11-18
CIK 1129458

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
- -----------------                                    ----------------------
September 30, 2005                                        000-32099



                             The Art Boutique, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [__]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         12,471,900 as of September 30, 2005

                               ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                             INTERIM FINANCIAL STATEMENTS
                  FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

JASPERS + HALL, pC
CERTIFIED pUBLIC aCCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Art Boutique, Inc.
Hong Kong


We have reviewed the accompanying balance sheet of Art Boutique, Inc. (A Development Stage Company) as of September 30, 2005 and the related statements of operations for the three and nine months ended September 30, 2005, and for the period May 15, 1984 (inception) to September 30, 2005, stockholders' equity, and statements of cash flows for the nine months ended September 30, 2005 and for the period May 15, 1984 (inception) to September 30, 2005. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report dated April 18, 2005, expressed an unqualified opinion. They have performed no auditing duties since that date. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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

Jaspers + Hall, PC
Denver, Colorado
November 16, 2005

/s/Jaspers + Hall, PC


                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                                 Balance Sheets








                                                                                 Unaudited
                                                                               September 30,            December 31,
                                                                                    2005                    2004
                                                                                    ----                    ----

ASSETS:
Current Assets:
   Cash                                                                                $ 4,344               $ 5,087
                                                                              -----------------         -------------

      Total Current Assets                                                               4,344                 5,087
                                                                              -----------------         -------------

Fixed Assets:
   Office Equipment                                                                     17,363                 9,378
                                                                              -----------------         -------------
                                                                                        17,363                 9,378
   Less Accumulated Depreciation                                                        (3,154)               (1,699)
                                                                              -----------------         -------------

      Total Fixed Assets                                                                14,209                 7,679
                                                                              -----------------         -------------

Other Assets:
   Deposits                                                                                673                   609
   Prepaid Expenses                                                                      1,705                 1,217
                                                                              -----------------         -------------

      Total Other Assets                                                                 2,378                 1,826
                                                                              -----------------         -------------


TOTAL ASSETS                                                                          $ 20,931               $14,592
                                                                              =================         =============


LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT):
Current Liabilities:
    Accounts Payable                                                                  $ 67,065                   $ -
    Notes Payable - Stockholder                                                      1,105,428               272,320
                                                                              -----------------         -------------

        Total Current Liabilities                                                    1,172,493               272,320
                                                                              -----------------         -------------

Stockholder's Equity (Deficit):
Common Stock, no par value; 50,000,000 shares authorized;
   12,471,900 shares issued and outstanding                                            433,095               433,095
Deficit accumulated during the development stage                                    (1,584,657)             (690,823)
                                                                              -----------------         -------------

      Total stockholder's equity (deficit)                                          (1,151,562)             (257,728)
                                                                              -----------------         -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                                  $ 20,931               $14,592
                                                                              =================         =============

See Accountants' Review Report



                             THE ART BOUTIQUE, INC.
                         (A Develoopment Stage Company)
                            Statements of Operations
                                  (Unaudited)










                                     Three-Month Period Ended               Nine-Month Period Ended                     May 15, 1984
                                           September 30,                          September 30,                       (Inception to)
                                        2005               2004                2005               2004            September 30, 2005
                                        ----               ----                ----               ----            ------------------

                                    ---------------    ----------------    ---------------    ----------------
Revenue                                 $ -                 $ -                $ -                 $ -                     $ 61,102
                                    ---------------    ----------------    ---------------    ----------------      ----------------
Expenses:

    Depreciation                        527                 455              1,455               1,279                        7,176
    Loss from discontinued
     operations                           -                   -                  -                   -                       26,331
    Acquistion costs                      -                   -                  -                   -                        2,100
    General and administrative      201,834             106,303            892,384             403,984                    1,609,752
                                    ---------------    ----------------    ---------------    ----------------      ----------------
        Total Expenses              202,361             106,758            893,839             405,263                    1,645,359
                                    ---------------    ----------------    ---------------    ----------------      ----------------
Other Revenue/Expense

    Exchange Rate Gain/Loss               -                  (2)                (5)                (44)                         400
                                    ---------------    ----------------    ---------------    ----------------      ----------------
Net Loss                          $(202,361)          $(106,760)         $(893,834)          $(405,219)                 $(1,584,657)
                                    ===============    ================    ===============    ================      ================
Net Loss per share common stock     $ (0.01)            $ (0.01)           $ (0.06)            $ (0.03)
                                    ===============    ================    ===============    ================
Weighted average number of
   common shares outstanding     12,741,900          12,741,900         12,741,900          12,741,900
                                    ===============    ================    ===============    ================




See Accountants' Review Report


                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                Indirect Method






                                                                                                                 May 15, 1984
                                                                         Nine-Month Period Ended                (Inception) to
                                                                                September 30,                    September 30,
                                                                        2005                  2004                   2005
                                                                   ---------------        --------------        ----------------


Cash Flows from Operating Activities:
Net Loss                                                                $(893,834)            $(405,219)            $(1,584,657)
Adjustments to reconcile net loss to net cash used
   by operating activities
  Stock issued for services                                                     -                     -                   1,000
   Depreciation                                                             1,455                 1,279                   3,174
Changes in operating assets and liabilities:
   (Increase) in deposits                                                     (64)                 (730)                   (673)
   Increase in accounts payable                                            67,065                  (346)                 67,065
   (Increase) in prepaid expenses                                            (488)              (28,301)                 (1,705)
                                                                   ---------------        --------------        ----------------
Net Cash Flows Used by Operating Activities                              (825,866)             (433,317)             (1,515,796)
                                                                   ---------------        --------------        ----------------

Cash Flows from Investing Activities:
   Acquisition of Fixed Assts                                              (7,985)               (4,334)                (17,383)
                                                                   ---------------        --------------        ----------------
Net Cash Flows Provided by Investing Activities                            (7,985)               (4,334)                (17,383)
                                                                   ---------------        --------------        ----------------

Cash Flows from Financing Activities:
   Proceeds from Notes Payable - Stockholder                              833,108               161,581               1,105,428
   Issuance of Common Stock                                                     -                     -                 432,095
                                                                   ---------------        --------------        ----------------
Net Cash Flows Provided by Financing Activities                           833,108               161,581               1,537,523
                                                                   ---------------        --------------        ----------------
Net Increase (Decrease) in Cash                                              (743)             (276,070)                  4,344
                                                                   ---------------        --------------        ----------------
Cash at Beginning of Period                                                5,087               280,054                        -
                                                                   ---------------        --------------        ----------------
Cash at End of Period                                                     $ 4,344               $ 3,984                 $ 4,344
                                                                   ===============        ==============        ================
Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                                    $ -                   $ -                     $ -
                                                                   ===============        ==============        ================
    Cash paid for taxes                                                       $ -                   $ -                     $ -
                                                                   ===============        ==============        ================

Supplemental Disclosure of Non-Cash Transactions
    Stock issued for services - 4,000,000 Shares                                                                        $ 1,000
                                                                                                                ================

See Accountants Review Report



                             THE ART BOUTIQUE, INC.
                         (A Development Stage Company)
                   Statement of Stockhlders' Equity (Deficit)
                               September 30, 2005
                                  (Unaudited)






                                                                                                  Deficit
                                                                                                 Accum. During
                                                          Common Stock                          the Development
                                                        # of Shares            Amount              Stage              Totals
                                                        -----------            ------              -----              ------


Balance - December 31, 1996                                    471,900             29,795             (29,795)                (47)
                                                      -----------------    ---------------    ----------------    ----------------
Stock issued for Services March 14, 1997                     4,000,000              1,000                   -               1,000
Net Loss for year                                                    -                  -              (1,000)             (1,000)
                                                      -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1997                                  4,471,900             30,795             (30,795)                (47)
                                                      -----------------    ---------------    ----------------    ----------------
Net Profit for year                                                  -                  -                   -                   -
                                                      -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1998                                  4,471,900             30,795             (30,795)                (47)
                                                      -----------------    ---------------    ----------------    ----------------

Net Profit for year                                                  -                  -                   -                   -
                                                      -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1999                                  4,471,900             30,795             (30,795)                (47)
                                                      -----------------    ---------------    ----------------    ----------------
Cash for acquisition                                                 -              2,300                   -               2,300
Net Loss for year                                                    -                  -              (2,300)             (2,300)
                                                      -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2000                                  4,471,900             33,095             (33,095)                (47)
                                                      -----------------    ---------------    ----------------    ----------------

Net Loss for year                                                    -                  -              (4,608)             (4,608)
                                                      -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2001                                  4,471,900             33,095             (37,703)             (4,655)
                                                      -----------------    ---------------    ----------------    ----------------

Net Loss for year                                                    -                  -             (12,683)            (12,683)
                                                      -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2002                                  4,471,900             33,095             (50,386)            (17,338)
                                                      -----------------    ---------------    ----------------    ----------------

Issuance of stock for cash                                   8,000,000            400,000                   -             400,000
Net Loss for year                                                    -                  -            (115,445)           (115,445)
                                                      -----------------    ---------------    ----------------    ----------------

Balance - December 31, 2003                                 12,471,900            433,095            (165,831)            267,217
                                                      -----------------    ---------------    ----------------    ----------------

Net Loss for Year                                                    -                  -            (524,992)           (524,992)
                                                      -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2004                                 12,471,900            433,095            (690,823)           (257,775)
                                                      -----------------    ---------------    ----------------    ----------------
Net Loss for Period                                                  -                  -            (893,834)           (893,834)
                                                      -----------------    ---------------    ----------------    ----------------
Balance - September 30, 2005                                12,471,900          $ 433,095         $(1,584,657)        $(1,151,609)
                                                      =================    ===============    ================    ================

See Accountants Review Report

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2005





Note 1 - Presentation of Interim Information:

In the opinion of the management of Art Boutique, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the three-months and nine-months ended September 30, 2005 and 2004 and for the period May 15, 1984 (inception) to September 30, 2005, and cash flows for the nine-months ended September 30, 2005 and 2004, and for the period May 15, 1984 (Inception) to September 30, 2005. Interim results are not necessarily indicative of results for a full year.

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

     There is no assurance that the Company will be profitable and the Company is at risk that:, the Company may not be able to successfully develop, manage or market its products and services; the Company may not be able to attract or retain qualified executives and technology personnel; the Company's products and services may become obsolete; government regulation may hinder the Company's business; additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of
warrants  and  stock  options;   and  other  risks  inherent  in  the  Company's
businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2005 and any Current Reports on Form 8-K filed by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
- -------------

The company had no active business operations but was seeking a business combination in the period.

RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2005 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2004.

The Company had no revenues from operations in the period in 2005 or 2004. The Company incurred expenses of $201,834 in the period in 2005 compared to $106,303 in 2004 and had a loss on operations of ($202,361) compared to ($106,758) in the quarter in 2004. The loss per share was ($.01) in the quarter in 2005 and ($.01) in 2004.

The primary expenses for the periods in 2005 and 2004 were related to consulting fees in examining and evaluating potential business combinations.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2004.

The Company had no operating revenues from operations in the period in 2005 as compared to none in 2004. The Company incurred general and administrative expenses of $892,394 in the period in 2005 compared to $403,984 in 2004 and had losses on operations of ($893,834) in 2005 compared to ($405,219) in 2004. The loss per share was ($.06) in the nine month period in 2005 compared to ($.03) in the period in 2004.

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

The Company has been reliant upon its principal shareholder to loan funds to the Company for continued payment of expenses.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $1,172,493, all of which is current, no cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2005 the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have materially affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to material deficiencies and material weakness.

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
          32    Sarbanes-Oxley Certification


(B)       Reports  on Form  8-K- Filed August 8, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE ART BOUTIQUE, INC.



Date: November 15, 2005                       /s/ Ronald Lui
                                         -----------------------------
                                                Ronald Lui, CEO