Form 10KSB
period 2005-12-31
ART BOUTIQUE INC
filed 2006-04-12
CIK 1129458

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-KSB

                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2005

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

        7th Floor, New Henry House, 10 Ice House St., Central, Hong Kong
                    ----------------------------------------
               (Address of principal executive offices) (Zip Code)

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

There were 47,471,900 shares of the Registrant's common stock outstanding as of December 31, 2005 and at March 31, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). X Yes __ No

The aggregate market value of the 47,471,900 shares of voting common stock held by nonaffiliates of the Registrant is approximately $2,192,628 on December 31, 2005 based on the closing price of $.12 per share.

                                TABLE OF CONTENTS

PART I                                                                     Page

         Item 1. Description of Business                                      1
         Item 2. Description of Property                                      3
         Item 3. Legal Proceedings                                            3
         Item 4. Submission of Matters to a Vote of Security Holders          3

PART II

         Item 5. Market for Common Equity and Related Stockholder Matters     4
         Item 6. Management's Discussion and Analysis or Plan of Operation    4
         Item 7. Financial Statements                                         7
         Item 8. Changes in and Disagreements With Accountants on Accounting 7 and Financial Disclosure
         Item 8a Controls and Procedures                                      8
         Item 8b Other Information                                            8

PART III

         Item 9. Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the Exchange Act   8
         Item 10. Executive Compensation                                      10
         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management                                                  12
         Item 12. Certain Relationships and Related Transactions              13
         Item 13. Exhibits and Reports on Form 8-K                            14
         Item 14. Principal Accountant Fees and Services                      14


SIGNATURES                                                                    15

                                                 PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

         General

     The Art Boutique, Inc. (the Company) was incorporated under the laws of the State of Wyoming on May 15, 1984 as Fred Hudson Studios, Inc. Since 1996, the Company's activities have been re-organizational ones, directed at seeking a business. The name was changed to The Art Boutique, Inc. in 1996. The Company was formed to seek business opportunities.

     In November  2000, the Company  executed its Plan of Merger and
Articles of Merger with Kearney, Inc. At the time of the effective date of the merger, the Company owned 100% of the issued and outstanding stock of Kearney, Inc. A total of 720,000 of the outstanding shares of Kearney, Inc. were rescinded prior to the merger. The Company is the surviving company after the merger.

     On October 20, 2003, Capital Hero Holdings, LTD, a British Virgin Islands company, purchased 3,700,000 shares of common stock of Registrant from Elaine Erickson and Michael R. Butler.

     The Company, in 2003, formed a new wholly owned subsidiary under the name of Key Chance International, LTD. ("Key Chance") existing under the laws of the British Virgin Islands. Since then Key Chance has been the foreign operating subsidiary of the Company.

     The Company has, since the filing of its annual report on Form 10-KSB for the fiscal year ended 31st December 2004, been engaged in pursuing business opportunities for the purpose of enhancing shareholder value. A business opportunity involving the potential real estate redevelopment of landed properties in the Republic of Palau located within the Federal States of Micronesia was presented to the Company, which has since then been engaged in negotiations with the persons in control of Micronesian Resort Inc. ("MRI"), a corporation existing under the laws of the British Virgin Islands. MRI was and is the lessee under a lease agreement dated 25th April 2005 pursuant to which the lessor in the capacity of a sub-lessor under such lease agreement has agreed to grant a sub-lease to MRI as sub-lessee of a piece of property situated in a location being adjacent to the Koror Babelthuap Bridge, southwest of Ngerebeselch in Airai State in the Republic of Palau, with the terms of the lease to be of 50 years commencing from 25th April 2005. It was the intention of MRI to invest in the construction of a high end resort hotel on such property.

     Due diligence review on such proposed project was conducted by the Company. The board of directors of the Company considered that the redevelopment of the property into a high end resort hotel was an ideal business venture for the Company to embark on and further realized that the acquisition of such business opportunity may entail a change in control of the Company. Subsequently, the terms of the acquisition by the Company of such investment opportunity have been reached and the Company and Key Chance entered into a stock exchange agreement (the "Agreement") dated 24th May 2005 with Mr. Choy Kwok Fai ("Mr. Choy"), who being the then holder of 90% interest of MRI, pursuant to which Key Chance would acquire 80% of the outstanding issued share capital of MRI then held by Mr. Choy against delivery by Key Chance to Mr. Choy 25,000,000 shares of the Company's common stock on closing of the transactions contemplated by the Agreement. Closing of the Agreement took place on 26th May 2005. Following the closing of the Agreement, the directors of the Company have been negotiating with various parties in connection with the contribution of adequate capital as well as the preparation of business plans for the purposes of carrying out the redevelopment project. As of the date of this annual report, the Company has already identified certain potential investors who are interested in the redevelopment of such property into a resort hotel. It is anticipated that the Company will progress to enter into definitive agreements or arrangements with such investors in the near future.

     There are currently no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Administrative Offices

     The Company currently maintains a mailing address at 7th Floor, New Henry House, 10 Ice House St., Central, Hong Kong which is the mailing address of its attorney in Hong Kong. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

     The Company currently has no employees apart from the employment of a part-time secretary. Two consultants act as management of the Company as officers and directors. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. See "Executive Compensation" and under "Certain Relationships and Related Transactions."


Item 2.  PROPERTIES

         Facilities

     The Company has no property. The Company does not currently maintain an office or any other facilities.

         Real Property

         None

         Mineral Properties

         None

Item 3.  LEGAL PROCEEDINGS

     As of December 31, 2005, the Company was not a party to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     As of the date of this report, Company's common stock is quoted on the OTC Bulletin Board as ARTB.BB

2004                    High            Low
----                    ----            ---
1st Quarter             .0              .0
2nd Quarter            1.02             .60
3rd Quarter             .60             .30
4th Quarter            1.30             .20

2005
----
1st Quarter             .35             .14
2nd Quarter             .20             .07
3rd Quarter             .20             .20
4th Quarter             .39             .12

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of December 31, 2005, there were 97 record holders of the Company's common Stock.

Dividends
---------

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Changes in Financial Condition
------------------------------------------------------

The Company has experienced continuing losses and shortage of capital in the past fiscal year.

The Company has,  since the filing of its annual  report on Form 10-KSB for the fiscal year ended 31st December 2004, been engaged in pursuing business opportunities for the purpose of enhancing shareholder value. A business opportunity involving the potential real estate redevelopment of landed properties in the Republic of Palau located within the Federal States of Micronesia was presented to the Company, which has since then been engaged in negotiations with the persons in control of Micronesian Resort Inc. ("MRI"), a corporation existing under the laws of the British Virgin Islands. MRI was and is the lessee under a lease agreement dated 25th April 2005 pursuant to which the lessor in the capacity of a sub-lessor under such lease agreement has agreed to grant a sub-lease to MRI as sub-lessee of a piece of property situated in a location being adjacent to the Koror Babelthuap Bridge, southwest of Ngerebeselch in Airai State in the Republic of Palau, with the terms of the lease to be of 50 years commencing from 25th April 2005. It was the intention of MRI to invest in the construction of a high end resort hotel on such property.

Due diligence review on such proposed project was conducted by the Company.
The board of directors of the Company considered that the redevelopment of the property into a high end resort hotel was an ideal business venture for the Company to embark on and further realized that the acquisition of such business opportunity may entail a change in control of the Company. Subsequently, the terms of the acquisition by the Company of such investment opportunity have been reached and the Company and Key Chance entered into a stock exchange agreement (the "Agreement") dated 24th May 2005 with Mr. Choy Kwok Fai ("Mr. Choy"), who being the then holder of 90% interest of MRI, pursuant to which Key Chance would acquire 80% of the outstanding issued share capital of MRI then held by Mr. Choy against delivery by Key Chance to Mr. Choy 25,000,000 shares of the Company's common stock on closing of the transactions contemplated by the Agreement. Closing of the Agreement took place on 26th May 2005. Following the closing of the Agreement, the directors of the Company have been negotiating with various parties in connection with the contribution of adequate capital as well as the preparation of business plans for the purposes of carrying out the redevelopment project. As of the date of this annual report, the Company has already identified certain potential investors who are interested in the redevelopment of such property into a resort hotel. It is anticipated that the Company will progress to enter into definitive agreements or arrangements with such investors in the near future.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004.

     The Company had no revenues or operations during 2005 or in 2004. The Company incurred expenses of $697,772 in general and administrative expenses in 2005 compared to $524,427 in 2004 in connection with its seeking business opportunities and ultimately entering into the transaction in 2005 on the Palau Micronesia development project. The Company incurred a net loss of ($698,567) in 2005 compared to a net loss of ($524,992) in 2004. The net loss per share was ($.03) in 2005 and ($.04) 2004.

Liquidity and Capital Resources
-------------------------------

     At year end, the Company had cash of $5,087 but no other liquid or tangible assets. The Company had $560,664 in liabilities at year end. The company has developed a business opportunity in Palau and will seek capital in relation thereto.

Need for Additional Funding
--------------------------

     The  Company  may not be able to  carry  out its plan of  business  without adequate funding. The Company cannot predict to what extent its current liquidity and capital resources will allow business operations or whether it will incur further operating losses. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no committed source. The Company has a deficit of working capital of ($561,000) approximately and no revenues or cash flow whatsoever.

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

     Except as disclosed in Item 1 above, the Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

     The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months. It may add full or part time employees of an unknown number in the next twelve months, if a business is commenced or acquired.

     Going concern qualification: The Company has incurred significant losses from operations for the year ended December 31, 2005, and such losses are expected to continue. In addition, the company has minimal working capital but no operating business, and $560,664 in debt which exceeds total assets by $542,000. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible business combination of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Please refer to pages F-1 through F-10.


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

Item 8b.

Other Information
-----------------

None.

                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND COMPLIANCE WITH
SECTION 16(a)


The directors and executive officers currently serving the Company are as follows:


 Name                        Age           Position                                    Term
- ------                      -----         ----------                                  ------
Tsoi Mow Hung                63            President/Director                          Annual
Ronald Lui                   53            Secretary/Director/CEO                      Annual
Choy Kwok Fai                60            Director                                    Annual
Lam Tuen La                  54            Director                                    Annual


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

Tsoi Mow Hung, age 63, was graduated in 1968 from Asia University, Japan. From 1972 to 1978, he was appointed as a director of Singapore Hong Kong Industrial Company Limited, a public company listed on the Stock Exchange in Hong Kong. Mr. Tsoi also has extensive experience in the jewelry business. As from 1983 until present, Mr. Tsoi has been the managing director of Kohan Corporation, Japan and Kobiz Corporation, Japan.

Choy Kwok Fai, age 60, was graduated from The Hong Kong College of Language and Commerce. From 1971 to 1975, he was the manager of Excellent Trading Co., Ltd. and from 1976 to 1978, he was the manager of Singapore Hong Kong Industry Co., Ltd., a public company listed on the Stock Exchange in Hong Kong He was subsequently the general manager of P.T. Super Food Indonesia, Indonesia from 1979 to 1986. From 1987 to 2005, he was the managing director of P.T. Imperial Utama Agung, Indonesia.

Lam Tuen La, age 54, was graduated from St. Christopher College, Hong Kong. From 1972 to 1978, she was the manager of Margurite Thursby Designing House, Hong Kong. From 1979 to 1986, she was the manager of P.T. Tri Usaha Indonesia, Indonesia. Following that, she was the general manager of P.T. Aneka South Sea Pearl Farming, Indonesia as from 1986 to 2005.

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

Compliance with Section 16(a)

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings. The Company has not disclosed deliquent or late filers herein.

Item 10. EXECUTIVE COMPENSATION

     The Company paid compensation to the executive officers for services rendered to the Company in all capacities during the fiscal year ended December 31, 2005 as shown in the table below for the year. No cash bonuses were or are to be paid to such persons.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                          Year Ended December 31, 2005

                                    Annual Compensation                         Awards
===========================================================================================================================
Name and Principal                                                                                         Securities
Position                           Salary     Bonus ($)     Other Annual            Restricted Stock       Underlying
                         Year      ($)                      Compensation ($)        Award(s)($)            Options/SARs(#)
- ---------------------------------------------------------------------------------------------------------------------------

Tsoi Mow Hung            2005      0          0             153,840*                0                      0
President
- ---------------------------------------------------------------------------------------------------------------------------

                         2004      0          0             154,839                 0                      0
                         --------------------------------------------------------------------------------------------------
                         2003      0          0             0                       0                      0
- ---------------------------------------------------------------------------------------------------------------------------
Ronald Lui,              2005      153,840    0             0                       0                      0
                         ----------------------------------------------------------------------------------------------------
Secretary/Director/CEO   2004      154,839    0             0                       0                      0
                         ----------------------------------------------------------------------------------------------------
                         2003      0          0             0                       0                      0
----------------------------------------------------------------------------------------------------------------------------
Officers as a Group      2005      153,840    0             153,840*                0                      0
                         ---------------------------------------------------------------------------------------------------
                         2004      154,839    0             154,839                 0                      0
                         ---------------------------------------------------------------------------------------------------
                         2003      0          0             0                       0                      0
                         ---------------------------------------------------------------------------------------------------

===========================================================================================================================

* Mr. Tsoi Mow Hung is the beneficial owner of Bollywood Limited. The Company has a consulting services contract with Bollywood Limited for $12,820, per month (USD) or a total of $153,840 in 2005 in (USD).

Ronald Lui is employed as a consultant, acting as Secretary/Director, for the Company, month to month, at the rate of $12,820 per month (USD).

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

    Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

    Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                    Cash Compensation                  Security Grants
Name                              Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                                  Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
- --------------------------------------------------------------------------------------------------------------------------
A. Director                       0                 0              0                     0             0
Ronald Lui

B. Director                       0                 0              0                     0             0
Tsoi Mow Hung

C. Director                       0                 0              0                     0             0
Choy Kwok Fai

D. Director                       0                 0              0                     0             0
Lam Tuen La


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of December 31, 2005, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.


                                     Beneficial              Number of                 Percentage of
                  Name               Ownership               Shares Owned                    Class
- ----------------------------------------------------------------------------------------------------

Ronald Lui, Secretary & Director/CEO    I                     3,700,000                        7.7%
(Benefically owning Capital Hero
Holdings, Ltd)(1)
7th Floor, New Henry House,
10 Ice House St.,
Central, Hong Kong
- ----------------------------------------------------------------------------------------------------

Tsoi Mow Hung, President/Director       D                     3,700,000                        7.7%
(Beneficially owning Capital Hero
HOldings, LTD) (1)
7th Floor, New Henry House,
10 Ice House St.,
Central, Hong Kong

- ----------------------------------------------------------------------------------------------------
Choy Kwok Fai, Director                 D                     25,500,000                     53.7%
7th Floor, New Henry House,
10 Ice House St.,
Central, Hong Kong
------------------------------------------------------------------------------------------------------
Officers and Directors as a group       0                     29,200,000                     61.5%


(1) Ronald Lui and Tsoi Mow Hung each own 50% of Capital Hero Holdings, LTD.

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


Ronald Lui loaned to Key Chance a sum of $416,269. Mr. Lui is an officer, director and received consulting fees of $153,840 in 2005. This is carried as a note payable on demand @ no interest. Mr. Lui owns 50% of Capital Hero Holdings, LTD which owns 3,700,000 common shares of the Company.

Mr. Tsoi Mow Hung, Officer/Director, is the beneficial owner of Bollywood Limited. The Company has consulting services contract with Bollywood Limited for $12,820 per month or a total of $153,840 in 2005. Mr. Hung also owns 50% of Capital Hero Holdings, LTD which owns 3,700,000 common shares of the Company.

The Company issued 25,000,000 shares to Choy Kwok Fai as part of the Key Chance acquisition of the Micronesia Palau resort opportunity. The transaction was exempt under Regulation S, to a non US resident in an offshore transaction.

The Company sold 10,000,000 Common Shares in a Regulation S Exempt Private Placement for $425,000. All shares were purchased by Non US residents in an offshore transaction.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:

                           May 18, 2005
                           August 8, 2005
                           November 22, 2005


                  2.       Exhibits:
31.1 Certification pursuant to Section 302 of the Sarbanes Oxley Act of  2002
31.2 Certification pursuant to Section 302 of the  Sarbanes Oxley Act of 2002



Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Jaspers + Hall, PC, LLC, CPAs ("JH") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining JH's independence.

     Audit Fees. JH billed the Company $6,250 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2005, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005. Michael Johnson & Company billed the Company $4,000 for the 2004 audit and JH billed $4,000 for the 2005 Audit.

         There were no "audit related" fees in 2004 or 2005. There were no tax fees or other fees in 2004 or 2005 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2004 and 2005.

         All audit work was performed by the auditors' full time employees.

                               ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                          Year Ended December 31, 2005

                             THE ART BOUTIQUE, INC.
                          INDEX OF FINANCIAL STATEMENTS



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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Art Boutique, Inc.
Hong Kong


We have audited the accompanying balance sheet of Art Boutique, Inc. (A Development Stage Company) as of December 31, 2005 and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The December 31, 2004 financial statements of Art Boutique, Inc. (A Development Stage Company), were audited by another auditor who has ceased operations. That auditor expressed an unqualified opinion on those financial statements in his report dated April 18, 2005.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Boutique, Inc. (A Development Stage Company) as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles of the United States.

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



March 27, 2006
/s/Jaspers + Hall, PC



                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                          Consolidated Balance Sheets




                                                                                           December 31,
                                                                                     2005                2004
                                                                                     ----                ----

ASSETS:
Current Assets:
   Cash                                                                                 $ 4,284            $ 5,087
                                                                                ----------------     --------------

      Total Current Assets                                                                4,284              5,087
                                                                                ----------------     --------------

Fixed Assets:
   Office Equipment (Net)                                                                13,218              7,679
                                                                                ----------------     --------------
      Total Fixed Assets                                                                 13,218              7,679
                                                                                ----------------     --------------

Other Assets:
   Deposits                                                                                  65                609
   Prepaid Expenses                                                                       1,162              1,217
                                                                                ----------------     --------------

      Total Other Assets                                                                  1,227              1,826
                                                                                ----------------     --------------

TOTAL ASSETS                                                                           $ 18,729           $ 14,592
                                                                                ================     ==============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable                                                                   $ 91,193                $ -
    Due to Director - MRI                                                                53,202                  -
    Due to Director - Key Chance                                                        416,269            272,320
                                                                                ----------------     --------------

        Total current liabilities                                                       560,664            272,320
                                                                                ----------------     --------------

Minority Interest in Consolidated Subsidiaries                                          (10,640)                 -

Stockholders' Equity (Deficit):
Common Stock, no par value; 50,000,000 shares authorized;
   47,471,900 shares issued and outstanding December 31, 2005                           858,095            433,095
   12,471,900 shares issued and outstanding December 31, 2004
Deficit accumulated during the development stage                                     (1,389,390)          (690,823)
                                                                                ----------------     --------------

      Total stockholders' equity (deficit)                                             (531,295)          (257,728)
                                                                                ----------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   $ 18,729           $ 14,592
                                                                                ================     ==============

The accompanying notes are an integral part of these financial statements.


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Operations





                                                                                                 May 15, 1984
                                                                  December, 31                (Inception) to
                                                            2005                2004            December 31, 2005
                                                       ---------------     ---------------      ---------------
Revenue                                                           $ -                 $ -              $ 61,102
                                                       ---------------     ---------------      ----------------
Expenses:

    Depreciation                                                2,445               1,739                 4,144
    Loss from discontinued operations                               -                   -                26,331
    Acquisition costs                                               -                   -                 2,100
    General and administrative                                695,327             522,688             1,416,717
                                                       ---------------     ---------------      ----------------
        Total Expenses                                        697,772             524,427             1,449,292
                                                       ---------------     ---------------      ----------------
Other Revenue/Expense:

    Exchange Rate Loss                                            795                 565                 1,200
                                                       ---------------     ---------------      ----------------
Loss Before Minority Interest                                (698,567)           (524,992)           (1,389,390)
                                                       ---------------     ---------------      ----------------

Minority interest in net loss of                              (10,640)                  -               (10,640)
                                                       ---------------     ---------------      ----------------
    Consolidated Subsidiary
Net Loss                                                    $(709,207)          $(524,992)          $(1,400,030)
                                                       ===============     ===============      ================

Net Loss per share common stock                           $ (0.03)            $ (0.04)
                                                       ===============     ===============

Weighted average number of
   common shares outstanding                               27,554,092          12,471,900
                                                       ===============     ===============


* Less than $.01 per share

The accompanying notes are an integral part of these financial statements.


                                  ART BOUTIQUE
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows

                                Indirect Method

                                                                                                   May 15, 1984
                                                                                                   (Inception) to
                                                                      December 31,                December 31,
                                                               2005                2004                2005
                                                           --------------       ------------       --------------

Cash Flows from Operating Activities:
Net Loss                                                       $(709,207)         $(524,992)         $(1,400,030)
Adjustments to reconcile net loss to net cash used
   by operating activities
  Stock issued for services                                            -                  -                1,000
 Changes in operating assets and liabilities:
   Depreciation                                                    2,445              1,739                4,144
   (Increase) Decrease Deposits                                     544               (609)                 (65)
   (Increase) Decrease Prepaid Expenses                              55             (1,217)              (1,162)
   Increase (Decrease) accounts payable                           91,193            (17,291)              91,193
                                                           --------------       ------------       --------------
Net Cash Flows Used by Operating Activities                     (614,970)          (542,370)          (1,304,920)
                                                           --------------       ------------       --------------

Cash Flows from Investing Activities:
   Acquisition of Fixed Assets                                    (7,984)            (4,917)             (17,362)
                                                           --------------       ------------       --------------
Net Cash Flows Provided by Investing Activities                   (7,984)            (4,917)             (17,362)
                                                           --------------       ------------       --------------

Cash Flows from Financing Activities:
   Proceeds from Notes Payable - Stockholders                    143,949            272,320              416,269
   Proceeds from Note Payable                                     53,202                  -               53,202
   Issuance of Common Stock                                      425,000                  -              857,095
                                                           --------------       ------------       --------------
Net Cash Flows Provided by Financing Activities                  622,151            272,320            1,326,566
                                                           --------------       ------------       --------------

Net Increase (Decrease) in Cash                                     (803)          (274,967)               4,284
                                                           --------------       ------------       --------------
Cash at Beginning of Period                                        5,087            280,054                    -
                                                           --------------       ------------       --------------

Cash at End of Period                                            $ 4,284            $ 5,087              $ 4,284
                                                           ==============       ============       ==============

Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                           $ -                $ -                  $ -
                                                           ==============       ============       ==============
    Cash paid for taxes                                              $ -                $ -                  $ -
                                                           ==============       ============       ==============
Supplemental Disclosure of Non-Cash Transactions

    Stock issued for services - 4,000,000 Shares                     $ -                $ -              $ 1,000
                                                           ==============       ============       ==============

The accompanying notes are an integral part of these financial statements.



                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                  Consolidated Stockholders' Equity (Deficit)
                               December 31, 2005





                                                                                   Deficit
                                                                                  Accum. During
                                                     Common Stock                the Development
                                            # of Shares          Amount             Stage             Totals
                                            -----------          ------             -----             ------


Balance - December 31, 1995                       471,900          $ 29,795          $ (29,842)            $ (47)
Net Profit for year                                     -                 -                 47                47
                                          ----------------    --------------    ---------------    --------------
Balance - December 31, 1996                       471,900            29,795            (29,795)                -
                                          ----------------    --------------    ---------------    --------------
Issued March 14, 1997                           4,000,000             1,000                  -             1,000
Net Loss for year                                       -                 -             (1,000)           (1,000)
                                          ----------------    --------------    ---------------    --------------
Balance - December 31, 1997                     4,471,900            30,795            (30,795)                -
                                          ----------------    --------------    ---------------    --------------
Net Profit for year                                     -                 -                  -                 -
                                          ----------------    --------------    ---------------    --------------
Balance - December 31, 1998                     4,471,900            30,795            (30,795)                -
                                          ----------------    --------------    ---------------    --------------
Net Profit for year                                     -                 -                  -                 -
                                          ----------------    --------------    ---------------    --------------
Balance - December 31, 1999                     4,471,900            30,795            (30,795)                -
                                          ----------------    --------------    ---------------    --------------
Shares for acquisition                                  -             2,300                  -             2,300
Net Loss for year                                       -                 -             (2,300)           (2,300)
                                          ----------------    --------------    ---------------    --------------
Balance - December 31, 2000                     4,471,900            33,095            (33,095)                -
                                          ----------------    --------------    ---------------    --------------
Net Loss for year                                       -                 -             (4,608)           (4,608)
                                          ----------------    --------------    ---------------    --------------
Balance - December 31, 2001                     4,471,900            33,095            (37,703)           (4,608)
                                          ----------------    --------------    ---------------    --------------
Net Loss for year                                       -                 -            (12,683)          (12,683)
                                          ----------------    --------------    ---------------    --------------
Balance - December 31, 2002                     4,471,900            33,095            (50,386)          (17,291)
                                          ----------------    --------------    ---------------    --------------
Issuance of Stock for Cash 12/03                8,000,000           400,000                  -           400,000
Net Loss for Year                                       -                 -           (115,445)         (115,445)
                                          ----------------    --------------    ---------------    --------------
Balance - December 31, 2003                    12,471,900           433,095           (165,831)          267,264
                                          ----------------    --------------    ---------------    --------------
Net Loss for Year                                       -                 -           (524,992)         (524,992)
                                          ----------------    --------------    ---------------    --------------
Balance - December 31, 2004                    12,471,900           433,095           (690,823)         (257,728)
                                          ----------------    --------------    ---------------    --------------
Issuance of stock for Acquisition              25,000,000                 -                  -                 -
Issuance of stock for cash                     10,000,000           425,000                  -           425,000
Net Loss for Year                                       -                 -           (698,567)         (698,567)
                                          ----------------    --------------    ---------------    --------------
Balance - December 31, 2005                    47,471,900         $ 858,095        $(1,389,390)        $(531,295)
                                          ================    ==============    ===============    ==============

The accompanying notes are an integral part of these financial statements.

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005


Note 1 - Organization and Summary of Significant Accounting Policies:

         Organization:

         The Company was organized in the State of Wyoming on May 15, 1984. The Company operated from the date of organization through November 30, 1996 conducting art classes, teaching painting techniques, and selling supplies. The Company closed their operation and liquidated all of its assets in full settlement of its liabilities on December 19, 1996. On November 10, 2003 Key Chance International, LTD became the wholly owned subsidiary of Art Boutique, Inc. in a share purchase agreement. On May 24, 2005 Art Boutique, Inc. entered into a stock exchange agreement with Micronesian Resort, Inc. (MRI) to purchase 80% of the outstanding capital stock of Micronesian Resort, Inc. (a corporation existing under the laws of the British Virgin Islands.

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

         Basis of Consolidation

          The financial statements include Art Boutique, Inc. and its wholly owned subsidiary Key Chance, Inc. and Micronesian Resorts, Inc. as and 80% owned entity.

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

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005


         Net Loss Per Share

         Net loss per share is based on the weighted average number of common shares outstanding during the period.

         Property and Equipment

         Property  and   equipment   are  stated  at  cost,   less   accumulated
         depreciation. Depreciation is provided for using the straight-line method over the estimated useful life of the assets.

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

                                                         2005             2004
         Deferred tax assets:
         Net operating loss carryforwards            $1,400,030       $ 690,823
         Valuation allowance                        ( 1,400,030)     (  690,823)
                                                     -----------      ----------
         Net deferred tax assets                     $        0       $       0

         At December 31, 2005, the Company had net operating loss carryforwards of approximately $1,400,030 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will expire in 2010.

Note 3 - Capital Stock Transactions

         The authorized capital stock of the Company is 50,000,000 shares of common stock at no par value. The Company issued 10,000,000 shares of common stock for cash of $425,000 and 25,000,000 shares of common stock for the acquisition of 80% of the authorized outstanding shares of Micronesian Resort, Inc.

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005


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

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005



Note 7 - Due to Directors:

The Director (Ronald Lui) is due an amount of $416,269 for advances made to the Company to pay for Company expenses. The amount is unsecured, interest free and has no fixed terms of repayment.

The Director of Micronesian Resort (Choy Kwok Fai) is due an amount of $53,202 for advances made to the Company to pay for Company expenses. The amount is unsecured, interest free and has no fixed terms of repayment.

Note 8 - Ownership Interest in Affiliated Company:

On May 25, 2005, the Company purchased an 80% interest in Micronesian Resort, Inc.(MRI) for an issuance of 25,000,000 shares of common stock in Art Boutique, Inc. MRI is the lessee of a piece of property in the Republic of Palau under a lease agreement dated April 25, 2005 for the grant of a lease of such property to MRI. Art Boutique, Inc. will indirectly control MRI and will commence to develop the property into a resort hotel. The minority interest held by MRI is disclosed separately in the Company's Consolidated Financial Statements.

Note 9 - Fixed Assets:

Fixed assets consist of the following for the year ended December 31, 2005:

         Office Equipment and Furniture                        16,436
         Mobile Phone                                             926
                           Total Fixed Assets                  17,362
         Less:  Accumulated depreciation                        4,144
                           Net Fixed Assets                   $13,218

The useful lives of the fixed assets are three years. Depreciation expense was $2,445 for the year ended December 31, 2005.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE ART BOUTIQUE, INC.
                                            (Registrant)


Date: April 12, 2006
                                            /s/ Tsoi Mow Hung
                                            ----------------------------------
                                            Tsoi Mow Hung, President




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