Form 10QSB
period 2006-03-31
ART BOUTIQUE INC
filed 2006-06-13
CIK 1129458

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
- -----------------                                    ----------------------
March 31, 2006                                        000-32099



                             The Art Boutique, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
(State of incorporation)                                (I.R.S. Employer
                                                        Identification No.)

        7th Floor, New Henry House, 10 Ice House St., Central, Hong Kong
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                         47,471,900 as of March 31, 2006



                                Table of Contents


                         PART I - FINANCIAL INFORMATION

                                                                                                 PAGE

Item 1.  Condensed Consolidated Financial Statements

         Independent Auditor's Report............................................................ F-1

         Balance Sheets March 31, 2006 (unaudited) and December 31,, 2005........................ F-2

         Statements of Operations for the Three Months ended March 31, 2006...................... F-3

         Statements of Stockholders Equity (Deficit) March 31, 2006 (unaudited).................. F-4

         Statements of Cash Flows for the Three Months ended March 31, 2006 ..................... F-5

         Notes to Condensed Consolidated Financial Statements (Unaudited)........................ F-6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations... 4

Item 3   Controls and Procedures................................................................. 8

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................... 9

Item 2.  Changes in Securities................................................................... 9

Item 3.  Defaults upon Senior Securities......................................................... 9

Item 4.  Submission of Matters to a Vote of Security Holders..................................... 9

Item 5.  Other Information....................................................................... 9

Item 6.  Exhibits and Reports on Form 8-K........................................................ 9

Signatures....................................................................................... 10


PART I - FINANCIAL INFORMATION

                               ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE-MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Art Boutique, Inc.

We have reviewed the accompanying balance sheet of Art Boutique, Inc., a development stage company, as of March 31, 2006 and the related statements of operations and cash flows for the three-months then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Jaspers + Hall, PC
Denver, Colorado
May 23, 2006
/s/Jaspers + Hall, PC


                               ART BOUTIQUE, INC.
                         (A Development Stage company)
                          Consolidated Balance Sheets




                                                                            (Unaudited)              Audited
                                                                             March 31,            December 31,
                                                                               2006                   2005
                                                                               ----                   ----
ASSETS:
Current Assets:
   Cash                                                                              $ 22               $ 4,284
                                                                          ----------------        --------------

      Total Current Assets                                                             22                 4,284
                                                                          ----------------        --------------

Fixed Assets:
   Office Equipment (Net)                                                               -                13,218
                                                                          ----------------        --------------

      Total Fixed Assets                                                                -                13,218
                                                                          ----------------        --------------

Other Assets:
   Deposits                                                                             -                    65
   Prepaid Expenses                                                                   602                 1,162
                                                                          ----------------        --------------

      Total Other Assets                                                              602                 1,227
                                                                          ----------------        --------------

TOTAL ASSETS                                                                        $ 624              $ 18,729
                                                                          ================        ==============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
    Accounts Payable                                                             $ 32,177              $ 91,193
    Due to Director - Micronesian Resort                                           53,202                53,202
    Due to former directors company - Key Chance International                    547,197               416,269
                                                                          ----------------        --------------

        Total Current Liabilities                                                 632,576               560,664
                                                                          ----------------        --------------

Minority Interest in Consoldated Subsidiaries                                     (10,641)              (10,640)
Stockholders' Equity (Deficit):
Common Stock, no par value; 50,000,000 shares authorized;
   47,471,900 shares issued and outstanding March 31, 2006                        858,095               858,095
   and December 31, 2005
Deficit accumulated during the development stage                               (1,479,406)           (1,389,390)
                                                                          ----------------        --------------

      Total stockholders' deficit                                                (621,311)             (531,295)
                                                                          ----------------        --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                $ 624              $ 18,729
                                                                          ================        ==============
See Accountants' Review Report



                               ART BOUTIQUE, INC.
                         (A Development Stage company)
                     Consolidated Statements of Operations
                                  (Unaudited)



                                                                                          May 15, 1984
                                                       Three-Month Period Ended           Inception to
                                                           March 31,                          March 31,

                                                       2006               2005                2006
                                                  ---------------    ----------------    ----------------
Revenue                                                      $ -                 $ -            $ 61,102
                                                  ---------------    ----------------    ----------------
Expenses:

    Depreciation                                               -                 464               4,144
    Loss from discontinued operations                          -                   -              26,331
    Acquistion costs                                           -                   -               2,100
    General and administrative                            90,015             581,991           1,506,733
                                                  ---------------    ----------------    ----------------

        Total Expenses                                    90,015             582,455           1,539,308
                                                  ---------------    ----------------    ----------------
Other Revenue/Expense:
   Exchange Rate Gain/Loss                                     -                  (5)              1,200
                                                  ---------------    ----------------    ----------------

Net Loss                                                 (90,015)           (582,450)         (1,479,406)
                                                  ---------------    ----------------    ----------------

Minority Interest in Net Loss of                              (1)                  -             (10,641)
                                                  ---------------    ----------------    ----------------
   Consolidated Subsidiary
Net Loss                                               $ (90,016)          $(582,450)        $(1,490,047)
                                                  ===============    ================    ================
Net Loss per share common stock                      $ (0.01)            $ (0.05)
                                                  ===============    ================

Weighted average number of
   common shares outstanding                          47,471,900          12,471,900
                                                  ===============    ================


* Less than a $.01 per share

See Accountants' Review Report

                                      F-3



                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)





                                                                                                               May 15, 1984
                                                                        Three-Month Period Ended              (Inception) to
                                                                     March 31,                                   March 31,

                                                                        2005                  2005                 2005
                                                                   ---------------        -------------       ----------------
Cash Flows from Operating Activities:
Net Loss                                                                $ (90,016)           $(582,450)           $(1,490,047)
Adjustments to reconcile net loss to net cash used
   by operating activities
  Stock issued for services                                                     -                    -                  1,000
   Depreciation                                                                 -                  464                  4,144
 Changes in operating assets and liabilities:
   Increase (Decrease) in Accounts Payable and Accruals                   (59,016)              91,032                 32,177
   Decrease in Deposits                                                        65                    -                      -
   Decrease (Increase) in Prepaid Expenses                                    560                    -                   (602)
                                                                   ---------------        -------------       ----------------
Net Cash Flows Used by Operating Activities                              (148,407)            (490,954)            (1,453,328)
                                                                   ---------------        -------------       ----------------
Cash Flows from Investing Activities:
   Sale of Equipment                                                       13,218                    -                 13,218
   Acquisition of Fixed Assts                                                   -               (1,016)               (17,362)
                                                                   ---------------        -------------       ----------------
Net Cash Flows Provided by Investing Activities                            13,218               (1,016)                (4,144)
                                                                   ---------------        -------------       ----------------
Cash Flows from Financing Activities:
   Proceeds from Notes Payable - Stockholders                             119,287              488,005                535,556
   Proceeds from Notes Payable                                             11,641                                      64,843
   Loss in Minority Interest                                                   (1)                                         (1)
   Issuance of Common Stock                                                     -                    -                857,096
                                                                   ---------------        -------------       ----------------
Net Cash Flows Provided by Financing Activities                           130,927              488,005              1,457,494
                                                                   ---------------        -------------       ----------------
Net Increase (Decrease) in Cash                                            (4,262)              (3,965)                    22
                                                                   ---------------        -------------       ----------------

Cash at Beginning of Period                                                4,284                5,087                       -
                                                                           ------               ------        ----------------

Cash at End of Period                                                        $ 22              $ 1,122                   $ 22
                                                                   ===============        =============       ================
Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                                    $ -                  $ -                    $ -
                                                                   ===============        =============       ================
    Cash paid for taxes                                                       $ -                  $ -                    $ -
                                                                   ===============        =============       ================

Supplemental Disclosure of Non-Cash Transactions
    Stock issued for services - 4,000,000 Shares                                                                      $ 1,000
                                                                                                              ===============

See Accountants' Review Report

                                      F-4


                               ART BOUTIQUE, INC.
                         (A Devleopment Stage Company)
                  Consolidated Stockholders' Equity (Deficit)
                                 March 31, 2006
                                  (Unaudited)



                                                                                        Deficit
                                                                                       Accum. During
                                                Common Stock                          the Development

                                              # of Shares            Amount              Stage              Totals
                                              -----------            ------              -----              ------



Balance - December 31, 1995                          471,900             29,795             (29,842)                (47)
Net Profit for year                                        -                  -                  47                  47
                                            -----------------    ---------------    ----------------    ----------------

Balance - December 31, 1996                          471,900             29,795             (29,795)                  -
                                            -----------------    ---------------    ----------------    ----------------

Issued March 14, 1997                              4,000,000              1,000                   -               1,000
Net Loss for year                                          -                  -              (1,000)             (1,000)
                                            -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1997                        4,471,900             30,795             (30,795)                  -
                                            -----------------    ---------------    ----------------    ----------------

Net Profit for year                                        -                  -                   -                   -
                                            -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1998                        4,471,900             30,795             (30,795)                  -
                                            -----------------    ---------------    ----------------    ----------------

Net Profit for year                                        -                  -                   -                   -
                                            -----------------    ---------------    ----------------    ----------------
Balance - December 31, 1999                        4,471,900             30,795             (30,795)                  -
                                            -----------------    ---------------    ----------------    ----------------
Cash for acquisition                                       -              2,300                   -               2,300
Net Loss for year                                          -                  -              (2,300)             (2,300)
                                            -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2000                        4,471,900             33,095             (33,095)                  -
                                            -----------------    ---------------    ----------------    ----------------

Net Loss for year                                          -                  -              (4,608)             (4,608)
                                            -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2001                        4,471,900             33,095             (37,703)             (4,608)
                                            -----------------    ---------------    ----------------    ----------------

Net Loss for Year                                          -                  -             (12,683)            (12,683)
                                            -----------------    ---------------    ----------------    ----------------
Balance - December 31, 2002                        4,471,900             33,095             (50,386)            (17,291)
                                            -----------------    ---------------    ----------------    ----------------

Issuance of stock for cash 12/03                   8,000,000            400,000                   -             400,000
Net Loss for Year                                          -                  -            (115,445)           (115,445)
                                            -----------------    ---------------    ----------------    ----------------

Balance - December 31, 2003                       12,471,900            433,095            (165,831)            267,264
                                            -----------------    ---------------    ----------------    ----------------

Net Loss for Year                                          -                  -            (524,992)           (524,992)
                                            -----------------    ---------------    ----------------    ----------------

Balance - December 31, 2004                       12,471,900            433,095            (690,823)           (257,728)
                                            -----------------    ---------------    ----------------    ----------------

Issuance of stock for Acquisition                 25,000,000                  -                   -                   -
Issuance of stock for Cash                        10,000,000            425,000                   -             425,000
Net Loss for Year                                          -                  -            (698,567)           (698,567)
                                            -----------------    ---------------    ----------------    ----------------

Balance - December 31, 2005                       47,471,900            858,095          (1,389,390)           (531,295)
                                            -----------------    ---------------    ----------------    ----------------
Net loss for Period                                        -                  -             (90,016)            (90,016)
                                            -----------------    ---------------    ----------------    ----------------
Balance - March 31, 2006                          47,471,900          $ 858,095         $(1,479,406)         $ (621,311)
                                            =================    ===============    ================    ================

See Accountants' Review Report

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2006





Note 1 - Presentation of Interim Information

In the opinion of the management of Art Boutique, Inc., and Key Chance International, LTD (a wholly owned subsidiary) the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006 and the results of operations for the three-months ended March 31, 2006 and 2005 and the period May 15, 1984 (inception) to March 31, 2006, and cash flows for the three-months ended March 31, 2006 and 2005, and for the period May 15, 1984 (Inception) to March 31, 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2005.

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

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2006


Note 3 - Due to Directors:

A Company owned by a former director (Ronald Lui) is due an amount of $547,197 for advances made to the Company to pay for Company expenses. The amount is unsecured, interest free and has no fixed terms of repayment.

A major shareholder (Choy Kwok Fai) is due an amount of $53,202 for advances made to the Company to pay for Company expenses. The amount is unsecured, interest free and has no fixed terms of repayment.

Note 4 - Ownership Interest in Affiliated Company:

On May 25, 2005, the Company purchased an 80% interest in Micronesian Resort, Inc.(MRI) from Choy Kwok Fai for an issuance of 25,000,000 shares of common stock in Art Boutique, Inc. MRI is the lessee of a piece of property in the Republic of Palau under a lease agreement dated April 25, 2005 for the grant of a lease of such property to MRI. Art Boutique, Inc. will indirectly control MRI and intends to develop the property into a resort hotel. The minority interest held by MRI is disclosed separately in the Company's Consolidated Financial Statements.

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

OVERVIEW OF OPERATIONS

The management of the Company has been actively seeking potential new businesses so as to enable the Company to achieve a sustainable level of operations.

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

Extensive studies and due diligence have been conducted by the Company to ascertain the feasibility of such a venture, which involved site visits to the Republic of Palau as well as various conferences in Japan. The Company acquired an 80% interest in the entity Micronesia Resort, Inc. which is the lessee of the real property for the potential project for 25 million common shares in 2005.

Professional and consulting fees and expenses have been incurred in performing due diligence review, obtaining all necessary financial information, preparation of documentation as well as conducting negotiations with various parties in connection with the Company's investment in the Palau project.

The Company has been funded in the past year by loans from shareholders.


RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2006 COMPARED TO SAME PERIOD ENDED MARCH 31, 2005.

The Company had no revenues from operations in the period in 2006 or 2005. The Company incurred general and administrative expenses in the period in 2006 of $90,015 compared to $581,991 in the period in 2005. The expenses were incurred by the company for salaries, consulting accounting, legal, and travel expenses. The Company had a loss in 2006 in the quarter of ($90,016) compared to a loss on operations of ($582,450) in 2005 in the quarter. The Company had loss per share in 2006 of ($.01) and loss of ($.05) per share in 2005.



LIQUIDITY AND CAPITAL RESOURCES

The Company had $22 in cash capital at the end of the period and about $602 in other assets. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $632,576, all of which is current, minimal cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

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

     Our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2006, the end of the period covered by this report. The evaluation included control areas in which we intend to make, changes to improve and enhance controls. Based on such evaluation, our Chief Executive Officer has concluded that, as of March 31, 2006, the end of such period, our disclosure controls and procedures were effective and had no material weaknesses.

     There have been significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter ended March 31, 2006 that have materially affected, and are reasonably likely to materially affect, our internal control over financial reporting. The Company has inmplemented additional accounting controls to record issuance of stock to insure recording of issuances in accounting journals and to record issuances of notes for financing, and any adjustments thereto.

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

          8-K filed on February 9, 2006

                             THE ART BOUTIQUE, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE ART BOUTIQUE, INC.



Date: May 24, 2006                      /s/ Tsang  Ping Lam
                                         -----------------------------
                                           Tsang  Ping Lam, President