Form 10QSB
period 2006-06-30
ART BOUTIQUE INC
filed 2006-08-17
CIK 1129458

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
- -----------------                                    ----------------------
June 30, 2006                                        000-32099



                             The Art Boutique, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
(State of incorporation)                                (I.R.S. Employer
                                                        Identification No.)

                      7th Floor, New Henry House, 10 Ice House St.
                               Central, Hong Kong
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         47,471,900 as of June 30, 2006

                               ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX-MONTHS ENDED JUNE 30, 2006

Table of Contents

                         PART I - FINANCIAL INFORMATION

                                                                                                 PAGE

Item 1.  Condensed Consolidated Financial Statements

         Independent Auditor's Report............................................................ F-1

         Balance Sheets June 30, 2006 (unaudited) and December 31,, 2005......................... F-2

         Statements of Operations for the Six Months ended June 30, 2006......................... F-3

         Statements of Stockholders Equity (Deficit) June 30, 2006 (unaudited)................... F-4

         Statements of Cash Flows for the Six Months ended June 30, 2006 ........................ F-5

         Notes to Condensed Consolidated Financial Statements (Unaudited)........................ F-6 - F-7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations... 3

Item 3   Controls and Procedures................................................................. 6

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

Item 3.  Defaults upon Senior Securities......................................................... 8

Item 4.  Submission of Matters to a Vote of Security Holders..................................... 8

Item 5.  Other Information....................................................................... 8

Item 6.  Exhibits and Reports on Form 8-K........................................................ 8

Signatures....................................................................................... 8


                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Art Boutique, Inc.
Hong Kong


We have reviewed the accompanying balance sheet of Art Boutique, Inc. (A Development Stage Company) as of June 30, 2006 and the related statements of operations for the three and six months ended June 30, 2006, and stockholders' equity and statements of cash flows for the six-months ended June 30, 2006. These financial statements are the responsibility of the Company's management.

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

Jaspers + Hall, PC
Denver, Colorado
August 10, 2006
/s/Jaspers + Hall, PC


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                          consolidated Balance Sheets
                                  (Unaudited)





                                                                             (Unaudited)             Audited
                                                                              June 30,            December 31,
                                                                                2006                  2005
                                                                           ----------------       --------------
ASSETS:
Current Assets:
   Cash                                                                                $ -              $ 4,284
                                                                           ----------------       --------------

      Total Current Assets                                                               -                4,284
                                                                           ----------------       --------------

    Furniture & Fixtures (Net)                                                           -               13,218
                                                                           ----------------       --------------

        Total Fixed Assets                                                               -               13,218
                                                                           ----------------       --------------
Other Assets:
    Deposits                                                                             -                   65
    Prepaid Expenses                                                                     -                1,162
                                                                           ----------------       --------------

        Total Other Assets                                                               -                1,227
                                                                           ----------------       --------------

TOTAL ASSETS                                                                           $ -             $ 18,729
                                                                           ================       ==============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities
    Bank Overdraft                                                                     $ 9                  $ -
    Accounts Payable                                                                 7,005               91,193
    Due to Director - Micronesian Resort                                            53,202               53,202
    Due to Director - Key Chance International                                           -              416,269
                                                                           ----------------       --------------

        Total Current Liabilities                                                   60,216              560,664
                                                                           ----------------       --------------

Minority Interest in Consolidated Subidiary                                        (10,640)             (10,640)

Stockholders Equity (Deficit)
Common Stock, no par value; 50,000,000 shares authorized;
   47,471,900 shares issued and outstanding June 30, 2006                          858,095              858,095
   and December 31, 2006 respectively
Deficit accumulated during the development stage                                  (907,671)          (1,389,390)
                                                                           ----------------       --------------

      Total stockholder's equity (Deficit)                                         (49,576)            (531,295)
                                                                           ----------------       --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                                   $ -             $ 18,729
                                                                           ================       ==============

See Accountants' Review Report



                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                                                              May 15, 1984
                                         Three-Month Period Ended          Six-Month Period Ended             Inception to
                                                  June 30,                         June 30,                      June 30,
                                       ------------------------------   ------------------------------        --------------
                                           2006             2005            2006             2005                 2006
                                       -------------    -------------   -------------    -------------        --------------
Revenue                                         $ -              $ -             $ -              $ -              $ 61,102

    Depreciation                                  -              464               -              928                 4,144
    Loss from discontinued operations             -                -               -                -                26,331
    Acquistion costs                              -                -               -                -                 2,100
    General and administrative                7,638          108,559          97,653          690,550             1,514,370
                                       -------------    -------------   -------------    -------------        --------------
        Total Expenses                        7,638          109,023          97,653          691,478             1,546,945
                                       -------------    -------------   -------------    -------------        --------------
Other Revenue/Expense

   Forgiveness of Debt                      579,372                -         579,372                                579,372
   Exchange Rate Gain/Loss                        -                -               -               (5)                1,200
                                       -------------    -------------   -------------    -------------        --------------
Net Income/Loss                             571,734         (109,023)        481,719         (691,473)             (907,671)
                                       -------------    -------------   -------------    -------------        --------------
Minority Interest in Net Loss of
  Consolidated Subsidiary                         -                -               -                -               (10,640)
                                       -------------    -------------   -------------    -------------        --------------
Net Income/Loss                           $ 571,734        $(109,023)      $ 481,719        $(691,473)           $ (918,311)
                                       =============    =============   =============    =============        ==============

Net Loss per share common stock              $ 0.01          $ (0.01)         $ 0.01          $ (0.06)
                                       =============    =============   =============    =============
Weighted average number of
   common shares outstanding             47,471,900       12,471,900      47,471,900       12,471,900
                                       =============    =============   =============    =============

See Accountant's Review Report


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method


                                                                                                             May 15, 1984
                                                                       Six-Month Period Ended               (Inception) to
                                                                             June 30,                           June 30,
                                                                     2006                  2005                  2006
                                                                 --------------        -------------        ---------------
Cash Flows from Operating Activities:
Net Profit (Loss)                                                    $ 481,719            $(691,473)            $ (907,671)
  Stock issued for services                                                  -                    -                  1,000
   Forgiveness of Debt                                                (579,372)                                   (579,372)
   Depreciation                                                              -                  928                  4,144
Adjustments to reconcile net loss to net cash used
   by operating activities
 Changes in operating assets and liabilities:
   Increase (Decrease) in Accounts Payable                             (84,179)              69,432                  7,014
   Decrease in Deposits                                                     65                  (64)                     -
   Decrease in Prepaid Expenses                                          1,162                1,217                      -
                                                                 --------------        -------------        ---------------
Net Cash Flows Used by Operating Activities                           (180,605)            (619,960)            (1,474,885)
                                                                 --------------        -------------        ---------------
Cash Flows from Investing Activities:
    Sale of Equipment                                                   13,218                    -                 13,218
   Acquisition of Fixed Assts                                                -               (1,058)                     -
                                                                 --------------        -------------        ---------------
Net Cash Flows Provided by Investing Activities                         13,218               (1,058)                13,218
                                                                 --------------        -------------        ---------------
Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                         163,103              191,385                604,572
   Issuance of Common Stock                                                  -              425,000                857,095
                                                                 --------------        -------------        ---------------
Net Cash Flows Provided by Financing Activities                        163,103              616,385              1,461,667
                                                                 --------------        -------------        ---------------
Net Increase (Decrease) in Cash                                         (4,284)              (4,633)                     -
                                                                 --------------        -------------        ---------------
Cash at Beginning of Period                                             4,284                5,087                       -
                                                                 --------------        -------------        ---------------

Cash at End of Period                                                      $ -                $ 454                    $ -
                                                                 ==============        =============        ===============
Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                                 $ -                  $ -                    $ -
                                                                 ==============        =============        ===============
    Cash paid for taxes                                                    $ -                  $ -                    $ -
                                                                 ==============        =============        ===============
Supplemental Disclosure of Non-Cash Transactions
    Stock issued for services - 4,000,000 Shares                                                                   $ 1,000
                                                                                                            ===============

See Accountants' Review Report



                               ART BOUTIQUE, INC.
                          (Development Stage Company)
                  Consolidated Stockholders' Equity (Deficit)
                                 June 30, 2006
                                  (Unaudited)


                                                                                       Deficit
                                                                                      Accum. During
                                                       Common Stock                   the Development
                                              # of Shares           Amount              Stage              Totals
                                              -----------           ------              -----              ------



Balance - December 31, 1995                          471,900            29,795             (29,842)               (47)
                                            -----------------   ---------------    ----------------    ---------------
Net Profit for year                                        -                 -                  47                 47
                                            -----------------   ---------------    ----------------    ---------------
Balance - December 31, 1996                          471,900            29,795             (29,795)                 -
                                            -----------------   ---------------    ----------------    ---------------
Issued March 14, 1997                              4,000,000             1,000                   -              1,000
Net Loss for year                                          -                 -              (1,000)            (1,000)
                                            -----------------   ---------------    ----------------    ---------------
Balance - December 31, 1997                        4,471,900            30,795             (30,795)                 -
                                            -----------------   ---------------    ----------------    ---------------
Net Profit for year                                        -                 -                   -                  -
                                            -----------------   ---------------    ----------------    ---------------
Balance - December 31, 1998                        4,471,900            30,795             (30,795)                 -
                                            -----------------   ---------------    ----------------    ---------------
Net Profit for year                                        -                 -                   -                  -
                                            -----------------   ---------------    ----------------    ---------------
Balance - December 31, 1999                        4,471,900            30,795             (30,795)                 -
                                            -----------------   ---------------    ----------------    ---------------
Shares for acquisition                                     -             2,300                   -              2,300
Net Loss for year                                          -                 -              (2,300)            (2,300)
                                            -----------------   ---------------    ----------------    ---------------
Balance - December 31, 2000                        4,471,900            33,095             (33,095)                 -
                                            -----------------   ---------------    ----------------    ---------------
Net Loss for year                                          -                 -              (4,608)            (4,608)
                                            -----------------   ---------------    ----------------    ---------------
Balance - December 31, 2001                        4,471,900            33,095             (37,703)            (4,608)
                                            -----------------   ---------------    ----------------    ---------------
Net Loss for Year                                          -                 -             (12,683)           (12,683)
                                            -----------------   ---------------    ----------------    ---------------
Balance - December 31, 2002                        4,471,900            33,095             (50,386)           (17,291)
                                            -----------------   ---------------    ----------------    ---------------
Issuance of stock for cash 12/03                   8,000,000           400,000                   -            400,000
Net Loss for Year                                          -                 -            (115,445)          (115,445)
                                            -----------------   ---------------    ----------------    ---------------

Balance - December 31, 2003                       12,471,900           433,095            (165,831)           267,264
                                            -----------------   ---------------    ----------------    ---------------
Net Loss for Year                                          -                 -            (524,992)          (524,992)
                                            -----------------   ---------------    ----------------    ---------------

Balance - December 31, 2004                       12,471,900           433,095            (690,823)          (257,728)
                                            -----------------   ---------------    ----------------    ---------------
Issuance of stock for Acquisition                 25,000,000                 -                   -                  -
Issuance of stock for Cash                        10,000,000           425,000                   -            425,000
Net Loss for Period                                        -                 -            (698,567)          (698,567)
                                            -----------------   ---------------    ----------------    ---------------
Balance - December 31, 2005                       47,471,900           858,095          (1,389,390)          (531,295)
                                            -----------------   ---------------    ----------------    ---------------
Net Profit for Period                                      -                 -             481,719            481,719
                                            -----------------   ---------------    ----------------    ---------------
Balance - June 30, 2006                           47,471,900         $ 858,095          $ (907,671)         $ (49,576)
                                            =================   ===============    ================    ===============

See Accountant's Review Report

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2006


Note 1 - Presentation of Interim Information

In the opinion of the management of Art Boutique, Inc., and Key Chance International, LTD (a wholly owned subsidiary) the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the three and six-months ended June 30, 2006 and 2005 and the period May 15, 1984 (inception) to June 30, 2006, and cash flows for the three and six-months ended June 30, 2006 and 2005, and for the period May 15, 1984 (Inception) to June 30, 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2005.

Note 2 - Going Concern:

The company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $60,216 with an accumulated deficit of $907,671.

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

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2006


Note 3 - Due to Directors:

Former Director (Ronald Lui) was due an amount of $579,372 for advances made to the Company to pay for Company expenses. On April 18, 2006 Director Ronald Lui, per agreement with new majority stockholders of the Company forgave and waived the sum of $579,372 that was due to him for advances to the Company for Company Expenses.

The Director of Micronesian Resort, Inc. (Masakazu Kobayashi) is due an amount of $53,202 for advances made to the Company to pay for Company expenses. The amount is unsecured, interest free and has no fixed terms of repayment.

Note 4 - Ownership Interest in Affiliated Company:

On May 25, 2005, the Company purchased an 80% interest in Micronesian Resort, Inc. (MRI) for an issuance of 25,000,000 shares of common stock in Art Boutique, Inc. MRI is the lessee of a piece of property in the Republic of Palau under a lease agreement dated April 25, 2005 for the grant of a lease of such property to MRI. Art Boutique, Inc. will indirectly control MRI and intends to develop the property into a resort hotel. The minority interest held by MRI is disclosed separately in the Company's Consolidated Financial Statements.

Note 5 - Change of Directorship:

On April 18, 2006 Ronald Lui and Lam Tuen La resigned as directors of the Company. Tsang Ping Lam and Jun Kobayashi were appointed to become Directors of Art Boutique, Inc. effective on April 18, 2006.

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

Various attempts have been made by the Company in trying to achieve such an objective, including considering the potential acquisitions of certain businesses in Japan. Unfortunately, no agreements have been entered into by the Company despite efforts by the management. In November 2004, an opportunity for the Company to invest in a real estate development project arose whereby the Company might act as the developer of a land situated in the Airai State in the Republic of Palau for a resort hotel. The company continues planning to develop a resort property in Palau, in the period.


RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2006 COMPARED TO SAME PERIOD ENDED JUNE 30, 2005.

The Company had no revenues from operations in the period in 2006 or 2005. The Company incurred expenses of $7,638 in the period in 2006 compared to $109,023 in 2005. The Company, due to forgiveness of debt of $579,372 had a gain of $571,734 in the quarter in 2006 compared to a loss of ($109,023) in the quarter in 2005. The gain per share was $.01 in the quarter in 2006 and there was a loss of ($.01) in the period in 2005 in 2005.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SAME PERIOD ENDED JUNE 30, 2005.

The Company had no revenues from operations in the period in 2006 or 2005. The Company incurred expenses of $97,653 in the period in 2006 compared to $691,478 in 2005. The Company had a gain of $579,372 due to forgiveness of debt in the period in 2006 compared to a ($691,478) loss in 2005 in the priod. The gain per share was $.01 in the six month period in 2006 compared to a loss of ($.06) in the period in 2005.

The company expects the trend of losses to continue at an increased rate as the company seeks to develop its resort concept.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash capital at the end of the period and minimal other assets. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $60,000, all of which is current, no cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital. Management had plans to seek capital in the form of loans or stock private placements in the next quarter of approximately $100,000. No commitments exist or existed for any funding.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report June 30, 2006 and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

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
          32    Sarbanes-Oxley Certification


(B)       Reports  on Form  8-K

               8-K Filed April 12, 2006
               8-K/A Filed May 01, 2006

                             THE ART BOUTIQUE, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE ART BOUTIQUE, INC.



Date: August 14, 2005                       /s/ Tsang  Ping Lam
                                         -----------------------------
                                             Tsang  Ping Lam, President
                                      8