Form 10QSB
period 2006-09-30
ART BOUTIQUE INC
filed 2006-11-17
CIK 1129458

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
- -----------------                                    ----------------------
September 30, 2006                                        000-32099



                             The Art Boutique, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
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

                         47,471,900 as of September 30, 2006

                               ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2006

Table of Contents

                         PART I - FINANCIAL INFORMATION

                                                                                                 PAGE

Item 1.  Condensed Consolidated Financial Statements

         Independent Auditor's Report............................................................ F-1

         Balance Sheets September 30, 2006 (unaudited) and December 31,, 2005.................... F-2

         Statements of Operations for the Nine Months ended September 30, 2006....................F-3

         Statements of Stockholders Equity (Deficit) September 30, 2006 (unaudited).............. F-4

         Statements of Cash Flows for the nine Months ended September 30, 2006 .................. F-5

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

Item 4.  Submission of Matters to a Vote of Security Holders..................................... 8

Item 5.  Other Information....................................................................... 8

Item 6.  Exhibits and Reports on Form 8-K........................................................ 8

Signatures....................................................................................... 8





                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets

                                                                                 (Unaudited)     Audited
                                                                                September 30,    December 31,

                                                                                  2006               2005
                                                                              --------------    ---------------
ASSETS:
Current Assets:
         Cash                                                                           $ -            $ 4,284
                                                                              --------------    ---------------

                 Total Current Assets                                                     -              4,284
                                                                              --------------    ---------------

         Furniture & Fixtures (Net)                                                       -             13,218
                                                                              --------------    ---------------

                 Total Fixed Assets                                                       -             13,218
                                                                              --------------    ---------------

Other Assets:
         Deposits                                                                         -                 65
         Prepaid Expenses                                                                 -              1,162
                                                                              --------------    ---------------

                 Total Other Assets                                                       -              1,227
                                                                              --------------    ---------------

TOTAL ASSETS                                                                              -             18,729
                                                                              ==============    ===============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
         Bank Overdraft                                                                 $ -                $ -
         Accounts Payable                                                            11,946             91,193
         Due to Director - Micronesian Resort                                        53,202             53,202
         Due to Director - Key Chance International                                   1,156            416,269
                                                                              --------------    ---------------

                 Total Current Liabilities                                           66,304            560,664
                                                                              --------------    ---------------

Minority Interest in Consolidated Subsidary                                         (10,640)           (10,640)

Stockholders' Equity (Deficit)
Common Stock, no par value; 50,000,000 shares authorized
         47,471,900 shares issued and outstanding September 30,                     858,095            858,095
         2006 and December 31, 2005 respectively
Deficit accumulated during the development stage                                   (913,759)        (1,389,390)
                                                                              --------------    ---------------

                 Total Stockholders' equity (Deficit)                               (55,664)          (531,295)
                                                                              --------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                    $ -           $ 18,729
                                                                              ==============    ===============

See Accountants' Review Report


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                       Three-Month Period Ended                       Nine-Month Period Ended
                                                             September 30,                                 September 30,
                                                 --------------------------------------        -------------------------------------
                                                      2006                   2005                   2006                   2005
                                                 ---------------        ---------------
Revenue                                                     $ -                    $ -                    $ -                   $ -

         Depreciation                                         -                    527                      -                 1,455
         Loss from discontinued operations                    -                      -                      -                     -
         Acquisition costs                                    -                      -                      -                     -
         General and administrative                       6,088                201,834                103,741               892,384
                                                 ---------------        ---------------        ---------------        --------------
                 Total Expenses                           6,088                202,361                103,741               893,839
                                                 ---------------        ---------------        ---------------        --------------
Other Revenue/Expense

         Forgiveness of Debt                                  -                      -                579,372
         Exchange Rate (Gain)/Loss                            -                      -                      -                    (5)
                                                 ---------------        ---------------        ---------------        --------------
Net Income/Loss                                          (6,088)              (202,361)               475,631              (893,834)
                                                 ---------------        ---------------        ---------------        --------------
Minority Interest in Net Loss of
         Consolidated Subsidary                               -                      -                      -                     -
                                                 ---------------        ---------------        ---------------        --------------
Net Income/Loss                                        $ (6,088)             $(202,361)             $ 475,631             $(893,834)
                                                 ===============        ===============        ===============        ==============
Net Income/Loss per share of common
stock                                                   *                  $ (0.01)                    $ 0.01               $ (0.07)
                                                 ===============        ===============        ===============        ==============
Weighted average number of common
         shares outstanding                          47,471,900             12,471,900             47,471,900            12,471,900
                                                 ===============        ===============        ===============        ==============

         "*" indicates a value of less than $0.01

See Accountants' Review Report

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)
(continued)
                                                      May 15 1984
                                                      Inception to
                                                      September 30
                                                 -----------------
                                                        2006
                                                 -----------------

Revenue                                                 $ 61,102

         Depreciation                                      4,144
         Loss from discontinued operations                26,331
         Acquisition costs                                 2,100
         General and administrative                    1,520,458
                                                -----------------
                 Total Expenses                        1,553,033
                                                -----------------
Other Revenue/Expense

         Forgiveness of Debt                             579,372
         Exchange Rate (Gain)/Loss                         1,200
                                                -----------------
Net Income/Loss                                         (913,759)
                                                -----------------
Minority Interest in Net Loss of
         Consolidated Subsidary                          (10,640)
                                                -----------------
Net Income/Loss                                       $ (924,399)
                                                =================
Net Income/Loss per share of common
stock


Weighted average number of common
         shares outstanding


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method



                                                                                                            May 15, 1984
                                                                     Nine-Month Period Ended               (Inception) to
                                                                    September 30,                          September 30,
                                                                    2006                 2005                   2006
                                                                 ------------        -------------        -----------------
Cash Flows from Operating Activities
Net Profit (Loss)                                                   $475,631            $(893,834)              $ (913,759)
         Stock issued for services                                         -                    -                    1,000
         Forgiveness of Debt                                        (579,372)                   -                 (579,372)
         Depreciation                                                      -                1,455                    4,144
Adjustments to reconcile net loss to net cash used
         by operating activities
Changes in operating assets and liabilities
         Increase (Decrease) in Accounts Payable                     (78,091)              67,065                   13,102
         Decrease in Deposits                                             65                  (64)                       -
         Decrease in Prepaid Expenses                                  1,162                 (488)                       -
                                                                 ------------        -------------        -----------------
Net Cash Flows Used by Operating Activities                         (180,605)            (825,866)              (1,474,885)
                                                                 ------------        -------------        -----------------
Cash Flows from Investing Activities
         Sale of Equipment                                            13,218                    -                   13,218
         Acquisition of Fixed Assets                                       -               (7,985)                       -
                                                                 ------------        -------------        -----------------
Net Cash Flows Provided (Used) by Investing Activities                13,218               (7,985)                  13,218
                                                                 ------------        -------------        -----------------
                                                                                                                         -
                                                                                                          -----------------
Cash Flows from Financing Activities
         Proceeds from Notes Payable                                 163,103              833,108                  604,572
         Issuance of Common Stock                                          -                    -                  857,095
                                                                 ------------        -------------        -----------------
Net Cash Flows Provided by Financing Activities                      163,103              833,108                1,461,667
                                                                 ------------        -------------        -----------------
Net Increase (Decrease) in Cash                                       (4,284)                (743)                       -
                                                                 ------------        -------------        -----------------
Cash at Beginning of Period                                            4,284                5,087                        -
                                                                 ------------        -------------        -----------------
Cash at End of Period                                                    $ -              $ 4,344                      $ -
                                                                 ============        =============        =================

Supplemental Disclosure of Cash Flow Informantion

         Cash paid for interest                                          $ -                  $ -                      $ -
                                                                 ============        =============        =================
         Cash paid for taxes                                             $ -                  $ -                      $ -
                                                                 ============        =============        =================
Supplemental Disclosure of Non-Cash Transactions
         Stock issued for services - 4,000,000 shares                                                              $ 1,000
                                                                                                          =================

See Accountants' Review Report


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                  Consolidated Stockholders' Equity (Deficit)
                               September 30, 2006
                                  (Unaudited)

                                                                                         Deficit
                                                                                      Accum. During
                                              Comon Stock                            the Development
                                         # of Shares            Amount                    Stage                  Totals
                                         ---------------                            -------------------        ------------
Balance - December 31, 1995                     471,900              $29,795                 $ (29,842)              $ (47)
                                         ---------------        -------------       -------------------        ------------
Net Profit for year                                                        -                        47                   -
                                         ---------------        -------------       -------------------        ------------
Balance - December 31, 1996                     471,900               29,795                   (29,795)                  -
                                         ---------------        -------------       -------------------        ------------
Issued March 14, 1997                         4,000,000                1,000                                         1,000
Net Loss for year                                                                               (1,000)             (1,000)
                                         ---------------        -------------       -------------------        ------------
Balance - December 31, 1997                   4,471,900               30,795                   (30,795)                  -
                                         ---------------        -------------       -------------------        ------------
Net Profit for year                                   -                    -                         -                   -
                                         ---------------        -------------       -------------------        ------------
Balance - December 31, 1998                   4,471,900               30,795                   (30,795)                  -
                                         ---------------        -------------       -------------------        ------------
Net Profit for year                                   -                    -                         -                   -
                                         ---------------        -------------       -------------------        ------------
Balance - December 31, 1999                   4,471,900               30,795                   (30,795)                  -
                                         ---------------        -------------       -------------------        ------------
Shares for acquisition                                                 2,300                                         2,300
Net Loss for year                                                                               (2,300)             (2,300)
                                         ---------------        -------------       -------------------        ------------
Balance - December 31, 2000                   4,471,900               33,095                   (33,095)                  -
                                         ---------------        -------------       -------------------        ------------
Net Loss for year                                                                               (4,608)             (4,608)
                                         ---------------        -------------       -------------------        ------------
Balance - December 31, 2001                   4,471,900               33,095                   (37,703)             (4,608)
                                         ---------------        -------------       -------------------        ------------
Net Loss for year                                                                              (12,683)            (12,683)
                                         ---------------        -------------       -------------------        -----------
Balance - December 31, 2002                   4,471,900               33,095                   (50,386)            (17,291)
                                         ---------------        -------------       -------------------        ------------
Issuance of stock for cash 12/03              8,000,000              400,000                                       400,000
Net Loss for year                                                                             (115,445)           (115,445)
                                         ---------------        -------------       -------------------        ------------
Balance - December 31, 2003                  12,471,900              433,095                  (165,831)            267,264
                                         ---------------        -------------       -------------------        ------------
Net Loss for year                                                                             (524,992)           (524,992)
                                         ---------------        -------------       -------------------        ------------
Balance - December 31, 2004                  12,471,900              433,095                  (690,823)           (257,728)
                                         ---------------        -------------       -------------------        ------------
Issuance of stock for Acquisition            25,000,000                    -                         -                   -
Issuance of stock for cash                   10,000,000              425,000                         -             425,000
Net Loss for year                                                                             (698,567)           (698,567)
                                         ---------------        -------------       -------------------        ------------
Balance - December 31, 2005                  47,471,900              858,095                (1,389,390)           (531,295)
                                         ---------------        -------------       -------------------        ------------
Net Profit for Period                                                                          475,631             475,631
                                         ---------------        -------------       -------------------        ------------
Balance - September 30, 2006                 47,471,900             $858,095                $ (913,759)           $(55,664)
                                         ===============        =============       ===================        ============

See Accountants' Review Report

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  September 30, 2006


Note 1 - Presentation of Interim Information

In the opinion of the management of Art Boutique, Inc., and Key Chance International, LTD (a wholly owned subsidiary) the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the three and six-months ended September 30, 2006 and 2005 and the period May 15, 1984 (inception) to September 30, 2006, and cash flows for the three and six-months ended September 30, 2006 and 2005, and for the period May 15, 1984 (Inception) to September 30, 2006. Interim results are not necessarily indicative of results for a full year.

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

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  September 30, 2006


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


RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2006 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2005.

The Company had no revenues from operations in the period in 2006 or 2005. The Company incurred expenses of $6,088 in the period in 2006 compared to $202,361 in 2005. The Company had a loss of ($6,088) in the quarter in 2006 compared to a loss of ($202,361) in the quarter in 2005. The loss per share was nominal in the quarter in 2006 and there was a loss of ($.01) in the period in 2005 in 2005.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2005.

The Company had no revenues from operations in the period in 2006 or 2005. The Company incurred expenses of $103,741 in the period in 2006 compared to $893,834 in 2005. The Company had a gain of $579,372 due to forgiveness of debt in the period in 2006 compared to a ($893,834) loss in 2005 in the priod. The gain per share was $.01 in the nine month period in 2006 compared to a loss of ($.07) in the period in 2005.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $66,000, all of which is current, no cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report September 30, 2006 and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

               None
                                       7

                             THE ART BOUTIQUE, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE ART BOUTIQUE, INC.



Date: November 15, 2006                       /s/ Tsang  Ping Lam
                                         -----------------------------
                                             Tsang  Ping Lam, President
                                      8