Form 10KSB
period 2006-12-31
ART BOUTIQUE INC
filed 2007-04-17
CIK 1129458

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2006

                        Commission file number: 000-32099

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


         Class                         Name of each exchange on which registered
--------------------------------------------------------------------------------
  Common Stock, No Par Value                         None

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

As of the close of trading on April 10, 2007, there were 47,471,900 common shares were issued and outstanding, 18,271,900 shares of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on April 10, 2007, was approximately $3,654,380.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). X Yes __ No

                                TABLE OF CONTENTS

PART I                                                                     Page

         Item 1. Description of Business                                      1
         Item 2. Description of Property                                      2
         Item 3. Legal Proceedings                                            2
         Item 4. Submission of Matters to a Vote of Security Holders          2

PART II

         Item 5. Market for Common Equity and Related Stockholder Matters     2
         Item 6. Management's Discussion and Analysis or Plan of Operation    3
         Item 7. Financial Statements                                         5
         Item 8. Changes in and Disagreements With Accountants on Accounting 6 and Financial Disclosure
         Item 8a Controls and Procedures                                      6
         Item 8a (T) Controls and Procedures (Not Applicable)                 6
         Item 8b Other Information                                            6

PART III

         Item 9. Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the Exchange Act   8
         Item 10. Executive Compensation                                      9
         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management                                                  11
         Item 12. Certain Relationships and Related Transactions              12
         Item 13. Exhibits and Reports on Form 8-K                            12
         Item 14. Principal Accountant Fees and Services                      12


SIGNATURES                                                                    14

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------
General Overview
----------------
     The Art Boutique, Inc. (the Company) was incorporated under the laws of the State of Wyoming on May 15, 1984 as Fred Hudson Studios, Inc. Since 1996, the Company's activities have been re-organizational ones, directed at seeking a business. The name was changed to The Art Boutique, Inc. in 1996.

     In November 2000, the Company executed a Plan and Articles of Merger with Kearney, Inc. At the time of the effective date of the merger, the Company owned 100% of the issued and outstanding stock of Kearney, Inc. Prior to the merger, 720,000 of the outstanding shares of Kearney, Inc. were rescinded. The Company is the surviving entity after the merger.

     On October 20, 2003, Capital Hero Holdings, LTD, a British Virgin Islands company, purchased 3,700,000 shares of the common stock of the Company from Elaine Erickson and Michael R. Butler.

     In 2003, the Company formed a new wholly-owned subsidiary under the name of Key Chance International, LTD. ("Key Chance") which was existing under the laws of the British Virgin Islands. Since then Key Chance has been a wholly-owned foreign operating subsidiary of the Company.

     During the year ended December 31, 2006, the Company has been engaged in pursuing business opportunities for the purpose of enhancing shareholder value. During the year ended December 31, 2005 and 2006, the Company explored a business opportunity involving the potential real estate redevelopment of landed properties in the Republic of Palau located within the Federal States of Micronesia, the Company has since then been engaged in negotiations with the persons in control of Micronesian Resort Inc. ("MRI"), a corporation existing under the laws of the British Virgin Islands. MRI was and is the lessee under a lease agreement, to which the lessor in the capacity of a sub-lessor under such lease agreement has agreed to grant a sub-lease to MRI as sub-lessee of a piece of property situated in a location being adjacent to the Koror Babelthuap Bridge, southwest of Ngerebeselch in Airai State in the Republic of Palau. The lease has a term of 50 years, commencing upon the date of the lease, April 25, 2005. It was the intention of MRI to invest in the construction of a high end resort hotel on such property.

     The board of directors of the Company considered the redevelopment of the property into a high end resort hotel on the property. In connection with such plans, the Company entered into a stock exchange agreement with Mr. Choy Kwok Fai (Mr. Choy), who held a 90% interest of MRI. The stock exchange agreement, dated May 24, 2005, provided for the Company to acquire 80% of the issued and outstanding share capital of MRI by Key Chance. In exchange for the 80%, the Company agreed to issue Mr. Choy 25,000,000 shares of the Company's common stock. Since the closing of the stock exchange agreement, the Company has been in negotiation with various parties in connection with the contribution of adequate capital as well as the preparation of business plans for the purposes of carrying out the redevelopment project. As of the date of this annual report, the Company has not been able to develop an adequate business plan or has it been able to find adequate capital in order to exploit such business plan.

     Currently, the Company does not have any loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

     In August 2006, the Company  underwent a change in management.  See Item 9.
Directors,   Executive  Officers,   Promoters,  Control  Persons  and  Corporate
Governance; Compliance with Section 16(a) of the Exchange Act.

Employees
---------

     As of December 31, 2006, the Company had no employees apart from the employment of a part-time secretary. Two consultants act as management of the Company as officers and directors. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

ITEM 2.  PROPERTIES
-------------------
     The Company currently maintains a mailing address at the 7th Floor, New Henry House, 10 Ice House St., Central, Hong Kong which is the mailing address of its attorney in Hong Kong. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

ITEM 3.  LEGAL PROCEEDINGS
-------------------------
     As of December 31, 2006, the Company was not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
        On December 9, 2006, the Company was to hold a meeting of its shareholders in Kowloon, Hong Kong. The meeting was cancelled due to a failure to have a presence of a quorum of the Company's voting shareholders of record.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock
---------------------------
The Company's common stock is presently quoted on the over-the-counter bulletin board maintained by the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "ARTB.OB".

The following table sets forth the range of high and low quotations for the common stock of each full quarterly period during the fiscal year or equivalent period for the fiscal periods indicated below. The quotations were obtained from information published by the NASD and reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

2005                    High            Low
----                    ----            ---
1st Quarter             $0.35           $0.14
2nd Quarter             $0.20           $0.07
3rd Quarter             $0.20           $0.20
4th Quarter             $0.39           $0.12

2006
----
1st Quarter             $0.28           $0.10
2nd Quarter             $0.35           $0.20
3rd Quarter             $0.35           $0.20
4th Quarter             $0.35           $0.20

         As of December 31, 2006, there were approximately 97 record holders of the Company's common Stock.

Dividends
---------
         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------
Certain statements contained in this Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. Any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as prediction of actual future results.

Our independent registered public accounting firm's report on the Company's consolidated financial statements as of December 31, 2006, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to Notes to the Consolidated Financial Statements.

Financial Condition and Changes in Financial Condition
------------------------------------------------------

         The Company has experienced continuing losses and shortage of capital in the past fiscal year.

         During the year ended December 31, 2006, the Company has been engaged in pursuing business opportunities for the purpose of enhancing shareholder value. During the years ended December 31, 2006 and 2005, the Company explored a business opportunity involving the potential real estate redevelopment of landed properties in the Republic of Palau located within the Federal States of Micronesia.

         The board of directors of the Company considered the redevelopment of the property into a high end resort hotel on the property. In connection with such plans, the Company entered into a stock exchange agreement with Mr. Choy Kwok Fai (Mr. Choy), who held a 90% interest of MRI. The stock exchange agreement, dated May 24, 2005, provided for the Company to acquire 80% of the issued and outstanding share capital of MRI by Key Chance. In exchange for the 80%, the Company agreed to issue Mr. Choy 25,000,000 shares of the Company's common stock. Since the closing of the stock exchange agreement, the Company has been in negotiation with various parties in connection with the contribution of adequate capital as well as the preparation of business plans for the purposes of carrying out the redevelopment project. As of the date of this annual report, the Company has not been able to develop an adequate business plan or has it been able to find adequate capital in order to exploit such business plan.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005.

     During the years ended December 31, 2006 and 2005, the Company did not recognize any revenues. The Company incurred an operational loss of $126,735 for the year ended December 31, 2006 compared to $697,772 for the year ended
December 31, 2005. The decrease of $571,037 was due to the decrease in operational activities. The Company had operational expenses consisting of expenses of $126,735 in general and administrative expenses during the year ended December 31, 2006 compared to $695,327 during the year ended December 31, 2005. The decrease of $568,592 was due in part to the Company's limited operations during the year ended December 31, 2005.

         The  Company  incurred a net income of  $456,677  during the year ended
December 31, 2006 compared to a net loss of $709,207 during the year ended December 31, 2005. The increase of $1,165,884 was due in part to the $571,037 decrease in operational expenses combined with income of $583,716 from the forgiveness of debt held by Key Chance.

Liquidity and Capital Resources
-------------------------------

     At December 31, 2006, the Company did not have any cash or cash equivalents, in addition, the Company had no other liquid or tangible assets. At December 31, 2006, the Company had $92,298 in liabilities, all current.

         During the year ended December 31, 2006, a shareholder of the Company forgave outstanding debt of $415,400.

         The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Need for Additional Funding
--------------------------

     The Company may not be able to carry out its plan of business without adequate funding. The Company cannot predict to what extent its current liquidity and capital resources will allow business operations or whether it Will incur further operating losses. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no committed source. The Company has a deficit of working capital of $92,298 approximately and no revenues or cash flow whatsoever.

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

     Except as disclosed in Item 1 above, the Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets, which would occur in the next twelve months.

Going Concern Qualification.
---------------------------
     The Company has incurred losses from operations for the year ended December 31, 2006, and such losses are expected to continue. In addition, the Company has minimal working capital but no operating business, and $92,298 in debt and no assets. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible business combination of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
         The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------------------------
     In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

     The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

ITEM 8a CONTROLS AND PROCEDURES
-------------------------------

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

ITEM 8a. (T) Controls and Procedures (Not Applicable)
----------------------------------------------------

Item 8b. Other Information
--------------------------
None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND COMPLIANCE WITH
-------------------------------------------------------------------------------
SECTION 16(a)
------------

The directors and executive officers of the Company currently serving the Company, were appointed to their offices in August 2006 and are as follows:

 Name                        Age           Position
------                      -----         ----------
Tsang Ping Lam               63            President/Director
Jun Kobayashi                43            Vice President/Director/CEO
Tsang Hung Quen Quentin      32            Secretary/Treasurer/Director
Kentaro Ono                  38            Director
Minoru Hirota                64            Director
Ken Ukai                     38            Director

The individuals listed below held their offices until August 2006.

Hung Tsoi Mow              President/Director
Chi Ho Lui Ronald          Secretary/Treasurer/Director
Choy Kwak Fai              Director
Lam Tuen La                         Director

Mr. Tsang Ping Lam. Mr. Tsang serves as the President and a Director of the Company. Mr. Tsang was the Managing Director of Singapore Hong Kong Properties Investment Limited, a company specializing in real estate and properties and listed as a public company on the Stock Exchange of Hong Kong Ltd. from 1973 to 1982. Mr. Tsang was the Managing Director of Yahiya International Corporation Limited, a Japanese conglomerate listed as a public company on the Stock
Exchange of Hong Kong Ltd. from 1987 to 1996. With more than 35 years of management experience in global real estate and infrastructure industries, Mr. Tsang is currently serving as a Board of Advisor Member to several independent business ventures currently being undertaken in Asia.

Mr. Jun Kobayashi. Mr. Kobayashi serves as the Vice President and a Director of the Company. Mr. Kabayashi graduated from Nanzan University and Tokyo YMCA College of Hotel Management School. Mr. Kobayashi was appointed as a Director of Yahiya International Corporation Limited, Japanese conglomerate listed as a public company on the Stock Exchange of Hong Kong Ltd. from 1987-1997. Mr. Kobayashi was the General Manager of the Overseas Planning Department of The Bird Inc., a full-service advertising agency in Japan from 1997-2005. Presently, he is also the Managing Director of Micronesia Holdings Inc., a resort and real estate development company in Japan.

Mr. Ken Ukai. Mr. Ukai serves as a Director of the Company. Mr. Ukai was employed at Ask Planning Center, Inc., a company listed on the JASDAQ Stock Exchange of Japan from 1991 to 1998. Mr. Ukai has been the Chief Producer of Ask Kankyo Kaihatus Co., Ltd., a planning and development company specializing in real estate industry in Japan, since 1998. Presently, he is also a Director of Micronesia Holdings Inc., a resort and real estate development company in Japan.

Mr. Kentaro Ono. Mr. Ono serves as a Director of the Company. Mr. Ono was the Manager of General Affairs of Yoshiya Company Limited, Japan, and a catering industrial company from 1989 to 1999. Mr. Ono was the Manager of the Tokyo office of Bird of Paradise Holdings, Inc., a management consultant firm from 1999 to 2005. Presently, Mr. Ono is also a Director of Micronesia Holdings Inc., a resort and real estate development company in Japan.

Mr. Tsang Hung Quen Quentin. Mr. Quentin serves as the Secretary, Treasurer and a Director of the Company. Mr. Quentin holds an H.B.A. degree and an M.B.A. degree in Finance and Accounting from Richard Ivey School of Business at The University of Western Ontario. He is also a Certified Management Accountant. Mr. Tsang was previously employed at NCR Corporation, an information technology services company, and began his career with a brokerage and securities firm. Mr. Tsang had further acted as an independent consultant to several technology ventures. He was also with an investment group that invests in public equities, private company buyouts, special situation opportunities and real estate properties.

Mr. Minoru Hirota. Mr. Hirota serves as a Director of the Company. Mr. Hirota has been a supervisor of Japanese Society of Enterprise for promotion of investment in China from 2001. Presently, Mr. Hirota is also a president of Pioneer Planning Limited, a director of Restoration Co., Ltd. and vice president of Medical Advertising Agency.

The following are the biographies of those officers and directors of the Company who resigned their positions in August 2006.

Ronald Chi Ho Lui, age 54. Mr. Liu was the Chief Executive Officer, President and a director of Minghua Group International Holdings Limited, a company listed on NASD's Over-The-Counter Bulletin Board in the United States of America until March 2003. For the previous years, Mr. Lui had worked for Fuller International Development Limited, a real estate development company, as the Southeast Asia Regional Director. Mr. Lui is also the Chairman and controlling stockholder of Loyalty United (US), Inc., a private investment holding company that was formed in October of 2001 and the Chairman of Loyalty United International Limited, a consulting company.

Tsoi Mow Hung, age 64. Tsoi Mow Hung graduated in 1968 from Asia University, Japan. From 1972 to 1978, he was appointed as a director of Singapore Hong Kong Industrial Company Limited, a public company listed on the Stock Exchange in Hong Kong. Mr. Tsoi also has extensive experience in the jewelry business. As from 1983 until present, Mr. Tsoi has been the managing director of Kohan Corporation, Japan and Kobiz Corporation, Japan.

Choy Kwok Fai, age 61. Mr. Choy Kowk Fai was graduated from The Hong Kong College of Language and Commerce. From 1971 to 1975, he was the manager of Excellent Trading Co., Ltd. and from 1976 to 1978, he was the manager of Singapore Hong Kong Industry Co., Ltd., a public company listed on the Stock Exchange in Hong Kong He was subsequently the general manager of P.T. Super Food Indonesia, Indonesia from 1979 to 1986. From 1987 to 2005, he was the managing director of P.T. Imperial Utama Agung, Indonesia.

Lam Tuen La, age 55. Mr. Lam Tuen La was graduated from St. Christopher College, Hong Kong. From 1972 to 1978, she was the manager of Margurite Thursby Designing House, Hong Kong. From 1979 to 1986, she was the manager of P.T. Tri Usaha Indonesia, Indonesia. Following that, she was the general manager of P.T. Aneka South Sea Pearl Farming, Indonesia as from 1986 to 2005.

     The Board of Directors acts as the Audit Committee and the Board has no separate committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. The Company intends to continue to search for a qualified individual for hire.

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

Compliance with Section 16(a)
----------------------------
         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings. The Company has not disclosed delinquent or late filers herein.

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes the compensation of key executive ("Named Executives") for the years ended December 31, 2006, 2005 and 2004, respectively. No other officers of directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

  Name and Principal                                                                  Securities
       Position                                          Consulting     Number of     Underlying    Long Term Compensation/
                         Year    Salary ($)   Bonus      Fees/Other       Shares       Options/             Option
                                                          Fees ($)                     SARS (#)
Tsang Pin Lang,         2004         0          0             0             0             0                    0
President (1)
                        2005         0          0             0             0             0                    0
                        2006         0          0             0             0             0                    0
Jun Kobayashi,          2004         0          0             0             0             0                    0
Vice President (1)
                        2005         0          0             0             0             0                    0
                        2006         0          0             0             0             0                    0
Tsang Hung Quen         2004         0          0             0             0             0                    0
Quentin, Secretary &
Treasurer (1)
                        2005         0          0             0             0             0                    0
                        2006         0          0             0             0             0                    0
Hung Tsoi Mow (2)       2004         0          0          153,840          0             0                    0
                        2005         0          0          154,839          0             0                    0
                        2006         0          0             0             0             0                    0
Chi Ho Lui Ronald (3)   2004      153,840       0             0             0             0                    0
                        2005      153,839       0             0             0             0                    0
                        2006         0          0             0             0             0                    0

(1)  These individuals were appointed their positions in August 2006.

(2) Mr. Mow resigned as the President of the Company in August 2006. Mr. Tsoi Mow Hung is the beneficial owner of Bollywood Limited. The Company has a consulting services contract with Bollywood Limited for $12,820, per month
     (USD) or a total of $153,840 in 2005 in (USD).

(3) Mr. Lui resigned his position in August 2006. Ronald Lui is employed as a consultant, acting as Secretary/Director, for the Company, month to month, at the rate of $12,820 per month (USD).

     The Company does not have an employee incentive stock option plan.

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

Option/SAR Grants Table (None)

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

Long Term Incentive Plans - Awards in Last Fiscal Year (None)

        DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Name              Fees              Stock            Options           Non-Equity       Nonqualified         All Other   Total
                  Earned or         Awards           Awards            Incentive Plan   Deferred             Compen-($)
                  Paid-in           ($)              ($)               Compensation     Compensation         sation
                  Cash ($)                                             ($)              ($)                    ($)

Tsang Ping Lam    $0                $0               $0                $0               $0                     $0        $0

Jun Kobayashi     $0                $0               $0                $0               $0                     $0        $0

Tsang Hung
Quen Quentin      $0                $0               $0                $0               $0                     $0        $0

Kentaro Ono       $0                $0               $0                $0               $0                     $0        $0

Minoru Hirota     $0                $0               $0                $0               $0                     $0        $0

Ken Ukai          $0                $0               $0                $0               $0                     $0        $0

Lam Tuen La(1)    $0                $0               $0                $0               $0                     $0       $0

Hung Tsoi
Mow(1)            $0                $0               $0                $0               $0                     $0       $0

Chi Ho Lui
Ronald(1)         $0                $0               $0                $0               $0                     $0       $0

Choy Kwak
Fai(1)            $0                $0               $0                $0               $0                     $0       $0
--------
(1) These individuals resigned their positions in August 2006.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of December 31, 2006, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

                                                     Number of              Percentage of
Name                                                 Shares Owned                Class(1)
- --------------------------------------------------------------------------------------

Tsang Ping Lam, President/Director                   0                                  0.00%
7th Floor, New Henry House,
10 Ice House St.,
Central, Hong Kong

Jun Kobayashi, Vice President/Director               0                                  0.00%
7th Floor, New Henry House,
10 Ice House St.,
Central, Hong Kong

Tsang Hung Quen Quentin,                             0                                  0.00%
Secretary/Treasurer
7th Floor, New Henry House,
10 Ice House St.,
Central, Hong Kong

Kentaro Ono                                          0                                  0.00%
Director
7th Floor, New Henry House,
10 Ice House St.,
Central, Hong Kong

Minoru Hirota                                        0                                  0.00%
Director
7th Floor, New Henry House,
10 Ice House St.,
Central, Hong Kong

Ken Ukai                                             0                                  0.00%
Director
7th Floor, New Henry House,
10 Ice House St.,
Central, Hong Kong

Yasuhiro Sakakibaro                                  10,100,000                        21.00%
1-15-1001 Mihonbashi Ningyo-Cho
Cho-Ku, Tokyo, Japan

Officers and Directors
as a group (6 individual)                            0                                  0.00%



(1) Based upon 47,471,900 shares of the Company's common stock issued and outstanding.

                                     PART IV

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

Transactions with Management and Others
---------------------------------------
Except as follows, there were no transactions or series of transactions during the Registrant's last fiscal year or the current fiscal year, or any currently proposed transactions or series of transactions of the remainder of the fiscal year, in which the amount involved exceeds $100,000 and in which to the knowledge of the Registrant, any director, executive officer, nominee, future director, five percent shareholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Ronald Lui, a former officer and director of the Company, loaned to Key Chance a sum of $416,269. Mr. Lui is an officer, director and received consulting fees of $153,840 in 2005. This is carried as a note payable on demand and with no interest. Mr. Lui owns 50% of Capital Hero Holdings, LTD which owns 3,700,000 common shares of the Company. During the year ended December 31, 2006, Mr. Lui forgave the debt.

Mr. Tsoi Mow Hung, a former officer and director, is the beneficial owner of Bollywood Limited. The Company has consulting services contract with Bollywood Limited for $12,820 per month or a total of $153,840 in 2005. Mr. Hung also owns 50% of Capital Hero Holdings, LTD which owns 3,700,000 common shares of the Company.

The Company issued 25,000,000 shares of its common stock to Choy Kwok Fai, a former officer and director of the Company, as part of the Key Chance acquisition of the Micronesia Palau resort opportunity. The transaction was exempt under Regulation S, to a non US resident in an offshore transaction.

The Company sold 10,000,000 Common Shares in a Regulation S Exempt Private Placement for $425,000. All shares were purchased by Non US residents in an offshore transaction.

ITEM 13. EXHIBITS
-----------------
The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

31   Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32   Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------
     General. Jaspers + Hall, PC, LLC, CPAs ("JH") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining JH's independence.

     Audit Fees. JH billed the Company $6,250 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2005, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006. Michael Johnson & Company billed the Company $4,000 for the 2005 audit and JH billed $4,000 for the 2005 Audit.

         There were no "audit related" fees in 2005 or 2006. There was not any tax fees or other fees in 2005 or 2006 paid to Auditors or Auditors affiliates.

         The   Company's   Board  acts  as  the  audit   committee  and  had  no
"pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2005 and 2006.

         All audit work was performed by the auditors' full time employees.

                               ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                          Year Ended December 31, 2006

                             THE ART BOUTIQUE, INC.
                          INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report                                                              F-1

Consolidated Balance Sheets                                                  F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statements of Changes in Stockholders Deficit                   F-4

Consolidated Statements of Cash Flows                                        F-5

Notes to Consolidated Financial Statements                            F-6 - F-12

                               Art Boutique, Inc.

                              Financial Statements
                          Year Ended December 31, 2006

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

To the Board of Directors
Art Boutique, Inc.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Art Boutique, Inc. (a Development Stage Company) and its subsidiaries of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and changes in stockholders' deficit for the years then ended and for the period May 15, 1984 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Boutique, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period May 15, 1984 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company is in the development stage and conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



March 31, 2007
/s/Jaspers + Hall PC


                       ART BOUTIQUE, INC. and Subsidiaries
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                                December 31,          December 31,
                                                                                    2006                  2005
                                                                              -----------------     -----------------
Assets
Current assets:
         Cash                                                                              $ -               $ 4,284
                                                                              -----------------     -----------------
                 Total current assets                                                        -                 4,284
                                                                              -----------------     -----------------

Property and equipment
         Furniture and fixtures, net                                                         -                13,218
                                                                              -----------------     -----------------
                 Total property and equipment                                                -                13,218
                                                                              -----------------     -----------------

Other assets:
         Deposits                                                                            -                    65
         Prepaid expenses                                                                    -                 1,162
                                                                              -----------------     -----------------
                 Total other assets                                                          -                 1,227
                                                                              -----------------     -----------------

Total assets                                                                               $ -              $ 18,729
                                                                              =================     =================


Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
         Accounts payable                                                             $ 38,227              $ 91,193
         Advance payable, related party                                                 53,202                53,202
         Advance payable, related party                                                    869               416,269
                                                                              -----------------     -----------------

                 Total current liabilities                                              92,298               560,664
                                                                              -----------------     -----------------

Minority interest in consolidated subsidary                                            (10,944)              (10,640)

Stockholders' Equity (Deficit)
Common Stock, no par value; 50,000,000 shares authorized
         47,471,900 shares issued and outstanding December 31,                         858,095               858,095
         2006 and December 31, 2005, respectively
Accumulated other comprehensive loss                                                    (7,040)                    -
Deficit accumulated during the development stage                                      (932,409)           (1,389,390)
                                                                              -----------------     -----------------

                 Total stockholders' equity (deficit)                                  (81,354)             (531,295)
                                                                              -----------------     -----------------

Total liabilities and stockholders' equity (deficit)                                       $ -              $ 18,729
                                                                              =================     =================


The accompanying notes are an integral part of these consolidated financial statements.



                       ART BOUTIQUIE, INC. and Subsidiares
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                         May 15, 1984
                                                                                                        (Inception) to
                                                              December 31,                               December 31,
                                                              2006                   2005                    2006
                                                         --------------------------------------        -----------------
Revenue                                                            $ -                    $ -              $ 61,102
                                                         -------------          ---------------        -----------------

Operational expenses:
         Depreciation                                                 -                  2,445                    4,144
         Loss from discontinued operations                            -                      -                   26,331
         Acquisition costs                                            -                      -                    2,100
         General and administrative                             126,735                695,327                1,543,452
                                                         ---------------        ---------------        -----------------
                 Total operational expenses                     126,735                697,772                1,576,027
                                                         ---------------        ---------------        -----------------
Loss from operations                                           (126,735)              (697,772)              (1,514,925)
                                                         ---------------        ---------------        -----------------
Other income (expense):
         Forgiveness of debt                                    583,716                      -                  583,716
         Exchange Rate Gain/ (Loss)                                   -                   (795)                  (1,200)
                                                         ---------------        ---------------        -----------------
                                                                583,716                   (795)                 582,516

Income (loss) before minority interest                          456,981               (698,567)                (932,409)
                                                         ---------------        ---------------        -----------------
Minority interest in net loss of consolidated
         subsidiary                                                (304)               (10,640)                 (10,944)
                                                         ---------------        ---------------        -----------------
Net income (loss)                                             $ 456,677              $(709,207)              $ (943,353)
                                                         ===============        ===============        =================
Net income (loss) per share of
         common stock                                            $ 0.01              $   (0.03)
                                                         ===============        ===============
Weighted average number of common
         shares outstanding                                  47,471,900             27,554,092
                                                         ===============        ===============

The accompanying notes are an integral part of these consolidated financial statements.


                       ART BOUTIQUE, INC. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                Indirect Method


                                                                                                            May 15, 1984
                                                                                                           (Inception) to
                                                                           December 31,                     December 31,
                                                                    2006                 2005                   2006
                                                                 ------------        -------------        -----------------
Cash flows from operating activities:
Net Income (loss)                                                   $456,677            $(709,207)              $ (932,409)
Adjustments to reconcile net income (loss) to net cash
         used by operating activities:
         Common stock issued for services                                  -                    -                    1,000
         Depreciation                                                      -                2,445                    4,144
Changes in operating assets and liabilities:
         Decrease in deposits                                             65                  544                      609
         Decrease in prepaid expenses                                  1,162                   55                    1,217
         (Decrease) increase in accounts payable                      (52,966)              91,193                   25,761
           and accrued liabilities                               ------------        -------------        -----------------
         Total adjustments                                           (51,739)              94,237                   32,731
                                                                 ------------        -------------        -----------------
           Net cash used in operating activities                     405,242             (614,970)                (899,678)
                                                                 ------------        -------------        -----------------
Cash flows from investing activities:
         Sale of equipment                                            13,218                    -                   13,218
         Acquisition of fixed assets                                       -               (7,984)                 (17,362)
                                                                 ------------        -------------        -----------------
           Net cash provided (used) by
             investing activities                                     13,218               (7,984)                  (4,144)
                                                                 ------------        -------------        -----------------
Cash flows from financing activities:
         Proceeds from notes payable, stockholders                         -              143,949                  416,269
         Proceeds from notes payable                                       -               53,202                   53,202
         Payment of notes payable, stockholders                     (415,400)                   -                 (415,399)
         Issuance of common stock for cash                                 -              425,000                  857,095
                                                                 ------------        -------------        -----------------
         Net cash (used) provided by financing activities           (415,400)             622,151                  911,167
                                                                 ------------        -------------        -----------------
Effect of exchange rate changes on cash                               (7,040)                   -                   (7,345)
                                                                 ------------        -------------        -----------------
Net decrease in cash                                                  (4,284)                (803)                       -
                                                                 ------------        -------------        -----------------
Cash, beginning                                                        4,284                5,087                        -
                                                                 ------------        -------------        -----------------
Cash, ending                                                        $      -            $   4,284               $        -
                                                                 ============        =============        =================
Supplemental disclosure of cash flow informantion
         Cash paid for interest                                     $      -            $       -               $        -
                                                                 ============        =============        =================
         Cash paid for taxes                                        $      -            $       -               $        -
                                                                 ============        =============        =================
Supplemental disclosure of non-cash transactions
         Common stock issued for services                           $      -            $       -               $    1,000
                                                                 ============        =============        =================


The accompanying notes are an integral part of these consolidated financial statements.


                       ART BOUTIQUE, INC. and Subsidiaries
                          (A Development Stage Company)
                   Consolidated Stockholders' Equity (Deficit)
                      For the year ended December 31, 2006



                                                                             Accum             Deficit
                                                                             other          accum. during
                                           Comon Stock                     comprehensive   the development
                                        # of Shares          Amount           loss              stage             Totals
                                        --------------    -------------   -------------   ------------------    ------------
Balance - December 31, 1995                   471,900          $29,795             $ -            $ (29,842)          $ (47)
                                        --------------    -------------   -------------   ------------------    ------------
Net income for year                                 -                -               -                   47               -
                                        --------------    -------------   -------------   ------------------    ------------
Balance - December 31, 1996                   471,900           29,795               -              (29,795)              -
                                        --------------    -------------   -------------   ------------------    ------------
Issuance of common stock                    4,000,000            1,000               -                    -           1,000
Net loss for year                                   -                -               -               (1,000)         (1,000)
                                        --------------    -------------   -------------   ------------------    ------------
Balance - December 31, 1997                 4,471,900           30,795               -              (30,795)              -
                                        --------------    -------------   -------------   ------------------    ------------
Net income for year                                 -                -               -                    -               -
                                        --------------    -------------   -------------   ------------------    ------------
Balance - December 31, 1998                 4,471,900           30,795               -              (30,795)              -
                                        --------------    -------------   -------------   ------------------    ------------
Net income for year                                 -                -               -                    -               -
                                        --------------    -------------   -------------   ------------------    ------------
Balance - December 31, 1999                 4,471,900           30,795               -              (30,795)              -
                                        --------------    -------------   -------------   ------------------    ------------
Shares for acquisition                              -            2,300               -                    -           2,300
Net loss for year                                   -                -               -               (2,300)         (2,300)
                                        --------------    -------------   -------------   ------------------    ------------
Balance - December 31, 2000                 4,471,900           33,095               -              (33,095)              -
                                        --------------    -------------   -------------   ------------------    ------------
Net loss for year                                   -                -               -               (4,608)         (4,608)
                                        --------------    -------------   -------------   ------------------    ------------
Balance - December 31, 2001                 4,471,900           33,095               -              (37,703)         (4,608)
                                        --------------    -------------   -------------   ------------------    ------------
Net loss for year                                   -                -               -              (12,683)        (12,683)
                                        --------------    -------------   -------------   ------------------    ------------
Balance - December 31, 2002                 4,471,900           33,095               -              (50,386)        (17,291)
                                        --------------    -------------   -------------   ------------------    ------------
Issuance of stock for cash                  8,000,000          400,000               -                    -         400,000
Net loss for year                                   -                -               -             (115,445)       (115,445)
                                        --------------    -------------   -------------   ------------------    ------------
Balance - December 31, 2003                12,471,900          433,095               -             (165,831)        267,264
                                        --------------    -------------   -------------   ------------------    ------------
Net loss for year                                   -                -               -             (524,992)       (524,992)
                                        --------------    -------------   -------------   ------------------    ------------
Balance - December 31, 2004                12,471,900          433,095               -             (690,823)       (257,728)
                                        --------------    -------------   -------------   ------------------    ------------
Issuance of stock for Acquisition          25,000,000                -               -                    -               -
Issuance of common stock for cash          10,000,000          425,000               -                    -         425,000
Net loss for year                                   -                -               -             (698,567)       (698,567)
                                        --------------    -------------   -------------   ------------------    ------------
Balance - December 31, 2005                47,471,900          858,095               -           (1,389,390)       (531,295)
                                        --------------    -------------   -------------   ------------------    ------------
Net income for year                                 -                -               -              456,981         456,981
Change in foreign currency
    translation                                     -                -          (7,040)                   -          (7,040)
                                        --------------    -------------   -------------   ------------------    ------------
Balance - December 31, 2006                47,471,900         $858,095        $ (7,040)          $ (932,409)       $(81,354)
                                        ==============    =============   =============   ==================    ============

The accompanying notes are an integral part of these consolidated financial statements.

                       ART BOUTIQUE, INC. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005

Note 1. Organization, Basis of Presentation and Significant Accounting Policies:

Organization:

The accompanying consolidated financial statements include the accounts of the Art Boutique, Inc., a Wyoming corporation (the "Company"), its wholly-owned subsidiary Key Chance International, LTD ("Key Chance") and its 80% owned subsidiary, Micronesian Resort, Inc. ("MRI"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company operated from the date of organization through November 30, 1996 conducting art classes, teaching painting techniques, and selling supplies. The Company closed their operations and liquidated all of its assets in full settlement of its liabilities on December 19, 1996. On November 10, 2003, through a share purchase agreement, Key Chance International, LTD ("Key Chance") became the wholly-owned subsidiary of the Company. On May 24, 2005, the Company acquired 80% of the outstanding capital stock of Micronesian Resort, Inc. (MRI) (a corporation existing under the laws of the British Virgin Islands.

Basis of Presentation

Development Stage Company:

The Company has not earned significant revenues from its principal limited operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("FASB 7"). Among the disclosures required by FASB 7 are that the Company's financial statements be identified as those of an development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

                       ART BOUTIQUE, INC. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005

Basis of Consolidation:

The financial statements include the Company and its wholly-owned subsidiary Key Chance and MRI, as an 80% owned entity.

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

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for using the straight-line method over the estimated useful life of the assets.

Foreign Currency Translation:

The financial statements of the Company's foreign subsidiaries are measured using the local currency (the Hong Kong Dollar) as the functional currency. Assets and liabilities of the subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting comprehensive income
(loss), included as a separate item in stockholders' equity.

Foreign Currency Transactions:

Gains and losses from foreign  currency  transaction  are included in net income
(loss). Foreign currency transaction gains and losses were not significant during the years ended December 31, 2006 and 2005.

                         ART BOUTIQUE, INC. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005

Comprehensive Income

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS No. 130), requires the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on the Company's foreign currency translation adjustments to be included in comprehensive income (loss).

Loss Per Share:

Loss per share is based on the weighted average number of common shares outstanding during the period.

Recently Issued Accounting Pronouncements:

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No.133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets," to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than other derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

                         ART BOUTIQUE, INC. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of financial Assets, an amendment of FASB statement No. 140, Accounting for transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement requires all separately recognized assets and servicing liabilities be initially measure at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its year ended December 31, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value

                         ART BOUTIQUE, INC.  and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005

measurements. The provisions of SFAS No.157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders' equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date. The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

Note 2.  Going Concern and Results of Operations:

The Company's financial statements for the year ended December 31, 2006 have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $456,981 for the year ended December 31, 2006, and an accumulated deficit during the development stage of $932,409.

                       ART BOUTIQUE, INC. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005

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

Note 3.  Ownership in Micronesian Resort, Inc.:

On May 25, 2005, the Company purchased an 80% interest in Micronesian Resort, Inc. (MRI) for an issuance of 25,000,000 shares of the Company's common stock. MRI is the lessee of a piece of property in the Republic of Palau, under a lease agreement dated April 25, 2005 for the grant of a lease of such property to MRI. The Company will indirectly control MRI and will commence to develop the property into a resort hotel. The minority interest held by MRI is disclosed separately in the Company's Consolidated Financial Statements.

Note 4.  Fixed Assets:

Fixed assets consist of the following for the year ended December 31, 2006:

         Office Equipment and Furniture              $   0
         Mobile Phone                                  926
                                                     -----
         Total Fixed Assets                          $ 926
         Less:  Accumulated depreciation              (926)
                                                     -----
         Net Fixed Assets                            $   -
                                                     =====

The useful lives of the fixed assets are three years. Depreciation expense was $0 for the year ended December 31, 2006.

Note 5.  Advance Payables, Related Party:

Mr. Choy Kwok Fai, a director of MRI, is due an amount of $53,202 for advances made to the Company to pay for operational expenses of the Company. The amount is unsecured, interest free and has no fixed terms of repayment.

Prior to the year ended December 31, 2006, Mr. Ronald Lui, a director of the Company had advanced the Company funds in the amount of $416,269 to pay for operational expenses of the Company. The funds were unsecured, interest free and had no fixed rate of payment. During the year ended December 31, 2006, Mr. Lui was paid $415,399 in connection with these advances.

                       ART BOUTIQUE, INC. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005


Note 6.  Stockholders' Equity (Deficit):

There were no capital stock transactions during the current fiscal year.

Note 7.  Federal Income Tax:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes.

The FASB has issued SFAS No. 109, "Accounting for Income Taxes," which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                                           December 31,           December 31,
                                              2006                   2005
                                              ----                   ----
Deferred tax assets:                        $950,880               $1,400,030
Net deferred tax assets                     (950,880)              (1,400,030)
                                           ------------            -----------
                                            $      0               $        0
                                           ============            ===========

The Company had net operating loss carry forwards of approximately $950,880 and $1,400,030 at December 31, 2006 and 2005, respectively, for federal income tax purposes. These carry forwards, if not utilized to offset taxable income, will expire in 2010.

Note 8. Segment Information:

The Company operates primarily in a single operating segment, mainly the merger and acquisition of small businesses interested in merging.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE ART BOUTIQUE, INC.
                                            (Registrant)


Date: April 16, 2007
                                            /s/ Tsang  Ping Lam
                                            ----------------------------------
                                            Tsang  Ping Lam, President




                                            DIRECTORS:


                                        /s/ Tsang Hung Quen Quentin
                                            ---------------------------------

                                            Tsang Hung Quen Quentin


                                            /s/Tsang  Ping Lam
                                            ---------------------------------
                                            Tsang  Ping Lam