Form 10QSB
period 2007-03-31
ART BOUTIQUE INC
filed 2007-05-15
CIK 1129458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10QSB
                                -----------------

                                   (Mark One)

  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 For the quarterly period ended March 31, 2007

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number: 000-32099


                               ART BOUTIQUE, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Wyoming                                        83-0269496
----------------------------------                    --------------------
      (State of Incorporation)                        (IRS Employer ID Number)


 7th Floor, New Henry House, No. 10 Ice House Street, Central, Hong Kong, China
                 -----------------------------------------------
                    (Address of principal executive offices)

                                011-852-2824-0008
                           --------------------------
                         (Registrant's Telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]     No [  ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 9, 2007, there were 47,471,900 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                            Page
                                                                                           ----

         Report of Independent Registered Public Accounting Firm                           F-1

         Consolidated Balance Sheets - March 31, 2007
                  and December 31, 2006                                                    F-2

         Consolidated Statements of Operations  -
                  Three months ended March 31, 2007 and 2006 and
                  From May 15, 1984 (Inception) to March 31, 2007                          F-3

         Consolidated Statement of Changes in Stockholders' Deficit -
                  From May 15, 1984 (Inception) to March 31, 2007                          F-4

         Consolidated  Statements  of Cash Flows -
                  Three  months ended March 31, 2007 and 2006 and
                  From May 15, 1984 (Inception) to March 31, 2007                          F-5

         Notes to Financial Statements                                                     F-6

Item 2.      Management's Discussion and Analysis                                            1

Item 3.      Controls and Procedures                                                         3

Item 3A(T).  Controls and Procedures                                                         4

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings -Not Applicable                                               4

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                     4
                  - Not Applicable

Item 3.      Defaults Upon Senior Securities - Not Applicable                                4

Item 4.      Submission of Matters to a Vote of Security Holders -
             Not Applicable                                                                  4

Item 5.      Other Information - Not Applicable                                              4

Item 6.      Exhibits                                                                        4

SIGNATURES                                                                                   5


                                     PART I

ITEM 1. FINANCIAL STATEMENTS


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Art Boutique, Inc.

We have reviewed the accompanying Balance Sheets of Art Boutique, Inc. as of March 31, 2007 and the related Statements of Operations for the three-month period ended March 31, 2007 and 2006, the related Statements of Cash Flows for the three-months ended March 31, 2007 and 2006 and the Statement of Changes of Stockholders' Equity (Deficit) from December 22, 1988 (Inception) to March 31, 2007. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United
States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC
May 15, 2007


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets





                                                                                  (Unaudited)        Audited
                                                                                   March 31,       December 31,
                                                                                      2007             2006
                                                                                  -------------    -------------
ASSETS:
Current Assets:
        Cash                                                                           $     -         $      -
                                                                                  -------------    -------------

               Total Current Assets                                                          -                -
                                                                                  -------------    -------------

        Furniture & Fixtures (Net)                                                           -                -
                                                                                  -------------    -------------

               Total Fixed Assets                                                            -                -
                                                                                  -------------    -------------

Other Assets:
        Deposits                                                                             -                -
        Prepaid Expenses                                                                 4,900                -
                                                                                  -------------    -------------

               Total Other Assets                                                        4,900                -
                                                                                  -------------    -------------

TOTAL ASSETS                                                                           $ 4,900         $      -
                                                                                  =============    =============


LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
        Accounts Payable                                                               $ 5,671         $ 38,227
        Due to Director - Micronesian Resort                                            53,202           53,202
        Due to Director - Key Chance International                                      47,765              869
                                                                                  -------------    -------------

               Total Current Liabilities                                               106,638           92,298
                                                                                  -------------    -------------

Minority Interest in Consolidated Subsidiary                                           (11,241)         (10,944)

Stockholders' Deficit
Common Stock, no par value; 50,000,000 shares authorized
        47,471,900 shares issued and outstanding March 31,                             858,095          858,095
        2007 and December 31, 2006, respectively
Accumulated other comprehensive loss                                                    (6,992)          (7,040)
Deficit accumulated during the development stage                                      (941,600)        (932,409)
                                                                                  -------------    -------------

               Total Stockholders' Deficit                                             (90,497)         (81,354)
                                                                                  -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                            $ 4,900         $      -
                                                                                  =============    =============


See Accountant's Review Report and the notes to these financial statements.


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                     Consolidated Statement of Operations
                                  (Unaudited)


                                                                                                 May 15, 1984
                                                       Three-Month Period Ended                  Inception to
                                                              March 31,                            March 31,
                                                      2007                   2006                    2007
                                                 ---------------        ---------------        ------------------
Revenue                                                $      -              $       -                $   61,102

Operational expenses:
         Depreciation                                         -                      -                     4,144
         Loss from discontinued operations                    -                      -                    26,331
         Acquisition costs                                    -                      -                     2,100
         General and administrative                       9,191                 90,015                 1,552,643
                                                 ---------------        ---------------        ---------------
                 Total operational expenses               9,191                 90,015                 1,585,218
                                                 ---------------        ---------------        -----------------
Loss from operations                                     (9,191)               (90,015)               (1,524,116)
                                                 ---------------        ---------------        ------------------
Other income (expense):
         Forgiveness of Debt                                  -                      -                   583,716
         Exchange Rate (Gain)/Loss                            -                      -                    (1,200)
                                                 ---------------        ---------------        ------------------
                                                              -                      -                   582,516

Loss before minority interest                            (9,191)               (90,015)                 (941,600
                                                 ---------------        ---------------        ------------------
Minority interest in net loss of
         consolidated subsidiary                           (297)                    (1)                  (11,241)
                                                 ---------------        ---------------        ------------------
Net income (loss)                                      $ (9,488)             $ (90,016)               $ (952,841)
                                                 ===============        ===============        ==================
Net income (loss) per share of common
stock                                                   *                      *
                                                 ===============        ===============
Weighted average number of common
         shares outstanding                          47,471,900             47,471,900
                                                 ===============        ===============
         "*" indicates a value of less than $0.01


See Accountant's Review Report and the notes to these financial statements.


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                            May 15, 1984
                                                                     Three-month period ended              (Inception) to
                                                                           March 31,                         March 31,
                                                                    2007                 2006                   2007
                                                                 ------------        -------------        -----------------
Cash flows from operating activities
Net income (loss)                                                   $ (9,488)            $(90,016)              $ (941,897)
         Common stock issued for services                                  -                    -                    1,000
         Depreciation                                                      -                    -                    4,144

Changes in operating assets and liabilities
         Increase (Decrease) in Accounts Payable                     (32,556)             (59,016)                  (6,795)
         (Increase) decrease in deposits                                   -                   65                      609
         (Increase) Decrease in prepaid expenses                      (4,900)                 560                   (3,683)
                                                                 ------------        -------------        -----------------
Net Cash Flows Used by Operating Activities                          (46,944)            (148,407)                (946,622)
                                                                 ------------        -------------        -----------------
Cash Flows from Investing Activities
         Sale of Equipment                                                 -               13,218                   13,218
         Acquisition of Fixed Assets                                       -                    -                  (17,362)
                                                                 ------------        -------------        -----------------
Net Cash Flows Provided (Used) by Investing Activities                     -               13,218                   (4,144)
                                                                 ------------        -------------        -----------------
Cash Flows from Financing Activities
         Proceeds from advance from, stockholders                     46,896              119,287                  463,165
         Proceeds from notes payable                                       -               11,641                   53,202
         Payment of notes payable, stockholders                            -                                      (415,399)
         Issuance of common stock for cash                                 -                    -                  857,095
                                                                 ------------        -------------        -----------------
Net Cash Flows Provided by Financing Activities                       46,896              130,928                  958,063
                                                                 ------------        -------------        ----------------
Effect of exchange rate changes on cash                                   48                    -                   (7,297)

Net Increase (Decrease) in Cash                                            -               (4,261)                       -
                                                                 ------------        -------------        -----------------
Cash at Beginning of Period                                                -                4,284                        -
                                                                 ------------        -------------        -----------------
Cash at End of Period                                               $      -                 $ 23               $        -
                                                                 ============        =============        =================
Supplemental Disclosure of Cash Flow Information

         Cash paid for interest                                     $      -             $      -               $        -
                                                                 ============        =============        =================
         Cash paid for taxes                                        $      -             $      -               $        -
                                                                 ============        =============        =================
Supplemental Disclosure of Non-Cash Transactions
         Stock issued for services - 4,000,000 shares                                                           $    1,000
                                                                                                          =================


See Accountant's Review Report and the notes to these financial statements.


                               ART BOUTIQUE, INC.
                         (A Development Stage Company)
                  Consolidated Stockholders' Equity (Deficit)

                                  (Unaudited)


                                                                         Accumulated          Deficit
                                                                         other                Accum. During
                                            Common Stock                 comprehensive      the Development
                                    # of Shares        Amount            loss                  Stage               Totals
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 1995             471,900          $ 29,795          $      -             $  (29,842)        $    (47)
                                    ------------       -----------       -----------      -----------------      -----------
Net income for year                            -                -                 -                     47                -
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 1996             471,900            29,795                 -                (29,795)               -
                                    ------------       -----------       -----------      -----------------      -----------
Issued March 14, 1997                 4,000,000             1,000                                        -            1,000
Net income for year                           -                 -                 -                 (1,000)          (1,000)
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 1997           4,471,900            30,795                 -                (30,795)               -
                                    ------------       -----------       -----------      -----------------      -----------
Net income for year                           -                 -                 -                      -                -
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 1998           4,471,900            30,795                 -                (30,795)               -
                                    ------------       -----------       -----------      -----------------      -----------
Net income for year                           -                 -                 -                      -                -
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 1999           4,471,900            30,795                 -                (30,795)               -
                                    ------------       -----------       -----------      -----------------      -----------
Shares for acquisition                        -             2,300                 -                      -            2,300
Net income for year                           -                 -                 -                 (2,300)          (2,300)
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 2000           4,471,900            33,095                 -                (33,095)               -
                                    ------------       -----------       -----------      -----------------      -----------
Net income for year                                                                                 (4,608)          (4,608)
                                    ------------       -----------       -----------      -----------------      ----------
Balance - December 31, 2001           4,471,900            33,095                 -                (37,703)          (4,608)
                                    ------------       -----------       -----------      -----------------      -----------
Net income for year                           -                 -                 -                (12,683)         (12,683)
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 2002           4,471,900            33,095                 -                (50,386)         (17,291)
                                    ------------       -----------       -----------      -----------------      -----------
Issuance of stock for cash 12/03      8,000,000           400,000                 -                      -          400,000
Net income for year                           -                 -                 -               (115,445)        (115,445)
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 2003          12,471,900           433,095                 -               (165,831)         267,264
                                    ------------       -----------       -----------      -----------------      -----------
Net income for year                           -                 -                 -               (524,992)        (524,992)
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 2004          12,471,900           433,095                 -               (690,823)        (257,728)
                                    ------------       -----------       -----------      -----------------      -----------
Issuance of stock for Acquisition    25,000,000                 -                 -                      -                -
Issuance of stock for cash           10,000,000           425,000                                        -          425,000
Net income for year                           -                 -                 -               (698,567)        (698,567)
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 2005          47,471,900           858,095                 -             (1,389,390)        (531,295)
                                    ------------       -----------       -----------      -----------------      -----------
Net income for year                           -                 -                 -                456,981          456,981
Change in foreign currency                    -                 -                 -                      -                -
     translation                              -                 -            (7,040)                     -           (7,040)
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 2006          47,471,900           858,095            (7,040)              (932,409)         (81,354)
Net income for period                         -                 -                 -                 (9,191)          (9,191)
Change in foreign currency
     translation                              -                 -                48                      -               48
                                    ------------       -----------       -----------      -----------------      ----------
Balance - March 31, 2007             47,471,900          $858,095          $ (6,992)            $ (941,600)        $(90,497)
                                    ============       ===========       ===========      =================      ===========


See Accountant's Review Report and the notes to these financial statements.

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

Note  1  -  Organization,  Basis  of  Presentation  and  Significant  Accounting
Policies:

Organization:

The accompanying consolidated financial statements include the accounts of Art Boutique, Inc., a Wyoming corporation, (the "Company") and its wholly-owned subsidiary, its wholly-owned subsidiary Key Chance International, LTD ("Key Chance") and its 80% owned subsidiary, Micronesian Resort, Inc. ("MRI"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation - Development Stage Company:

The Company has not earned significant revenues from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("FASB 7"). Among the disclosures required by FASB 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

In the opinion of the management of Art Boutique, Inc., and Key Chance International, LTD (a wholly owned subsidiary) the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2007 and the results of operations for the three-months ended March 31, 2007 and 2006 and the period May 15, 1984 (inception) to March 31, 2007 and cash flows for the three-months ended March 31, 2007 and 2006, and for the period May 15, 1984 (inception) to March 31, 2007. Interim results are not necessarily indicative of results for the full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2006.

Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $106,638 with an accumulated deficit of $941,600.

                               ART BOUTIQUE, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

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

Note 3 - Due to Directors:

A director of Key Chance (Tsang Ping Lam) is due an amount of $47,765 for advances made to the Company to pay for Company expenses. The amount is unsecured, interest free and has no fixed terms of repayment.

The Director of MRI (Masakazu Kobayashi) is due an amount of $53,202 for advances made to the Company to pay for Company expenses. The amount is unsecured, interest free and has no fixed terms of repayment.

Note 4 - Ownership Interest in Affiliated Company:

On May 25, 2005, the Company purchased an 80% interest in Micronesian Resort, Inc. (MRI) for an issuance of 25,000,000 shares of common stock in the Company. MRI is the lessee of a piece of property in the Republic of Palau under a lease agreement dated April 25, 2005 for the grant of a lease of such property to MRI. The Company will indirectly control MRI and intends to develop the property into a resort hotel. The minority interest held by MRI is disclosed separately in the Company's Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

(e)      failure to commercialize its technology or to make sales;

(f)      rapid and significant changes in markets;

(g)      litigation with or legal claims and allegations by outside parties;

(h)      insufficient revenues to cover operating costs.

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.
                                        1

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-KSB filed by the Company in 2005 and any Current Reports on Form 8-K filed by the Company.

OVERVIEW OF OPERATIONS
----------------------
The management of the Company has been actively seeking potential new businesses so as to enable the Company to achieve a sustainable level of operations.

Various attempts have been made by the Company in trying to achieve such an objective, including considering the potential acquisitions of certain businesses in Japan. Unfortunately, no agreements have been entered into by the Company despite efforts by the management. In November 2004, an opportunity for the Company to invest in a real estate development project arose whereby the Company might act as the developer of a land situated in the Airai State in the Republic of Palau for a resort hotel. The Company continues planning to develop a resort property in Palau.

RESULTS OF  OPERATIONS  FOR QUARTER ENDED MARCH 31, 2007 COMPARED TO SAME PERIOD
--------------------------------------------------------------------------------
ENDED MARCH 31, 2006.
--------------------
The Company did not recognize any revenues from operations during the three months ended March 31, 2007 and 2006. During the three months ended March 31, 2007, the Company incurred operational expenses of $9,191 and $90,015 during the three months ended March 31, 2006. The decrease of $80,824 in operational periods is due to the decrease in the Company's operational activities. During the three months ended March3 31, 2007, the Company's operations were limited to its search for potential new business activities.

The Company recognized a loss before minority interest of $9,191 during the three months ended March 31, 2007 compared to a loss before minority interest of $90,015 for the three months ended March 31, 2006. During the three months ended March 31, 2007, the Company recognized a loss $292 as result of the minority interest compared to a loss of $1 for the three months ended March 31 2006.

During the three months ended March 31, 2007, the Company has a net loss of $9,191 compared to a net loss of $90,015 for the three months ended March 31, 2006. The decrease of $80,824 was due to the decrease in the Company's operational activities, as discussed above. During the three months ended March 31, 2007 and 2006, the Company's net loss per share was minimal.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the three months ended March 31, 2007, the Company used $46,896 cash in its operating activities. The Company did not have any cash or cash equivalents at March 31, 2007. During the three months ended March 31, 2007, the Company received $46,896 from financing activities. The Company did not receive or use any funds through investing activities. At March 31, 2007, the Company currently has a working capital deficit of $90,497 and current liabilities exceed current assets by $106,638.

During the three months ended March 31, 2007, the Company did receive funds of $46,896 from a director of the Company's subsidiary, Key Chance International. The funds are unsecured and are not accruing interest and have no fixed date of payment. The funds were used by the Company for the payment of expenses.

At March 31, 2007, the Company did not have any cash or cash equivalents. In addition, the Company had no other assets other then $4,900 in prepaid expenses. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

NEED FOR ADDITIONAL FINANCING
-----------------------------
The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements on the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to carry out its business.

The Company will need to raise additional funds to conduct any business activities in the next twelve months.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report
March 31, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

ITEM 3(A)T. CONTROLS AND PROCEDURES

There have been no changes in the small business issuers internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  CHANGES IN SECURITIES

            NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NONE.

ITEM 5.  OTHER INFORMATION

               NONE.

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-B.

 Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

 Exhibit 32.1 Certification of Principal Executive Officer pursuant to Section
                      906  of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                          ART BOUTIQUE, INC.
                                                            (Registrant)



Dated: May 15, 2007                                       By: /s/ Tsang Ping Lam
                                                              ------------------
                                                       Tsang Ping Lam, President