Form 10QSB/A
period 2007-03-31
ART BOUTIQUE INC
filed 2007-05-16
CIK 1129458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10QSB/A
                                -----------------

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
                  Three months ended March 31, 2007 and 2006 and
                  From May 15, 1984 (Inception) to March 31, 2007                          F-3

         Consolidated  Statements  of Cash Flows -
                  Three  months ended March 31, 2007 and 2006 and
                  From May 15, 1984 (Inception) to March 31, 2007                          F-4

         Consolidated Statement of Changes in Stockholders' Deficit -
                  From May 15, 1984 (Inception) to March 31, 2007                          F-5


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

Jaspers + Hall, PC
------------------
May 15, 2007

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