Form 10QSB
period 2007-06-30
ART BOUTIQUE INC
filed 2007-08-20
CIK 1129458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10QSB
                                -----------------

                                   (Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________



For Quarter Ended                                    Commission File Number
------------------                                  ----------------------
June 30, 2007                                        000-32099



                             THE ART BOUTIQUE, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                         47,471,900 as of June 30, 2007

Transitional Small Business Disclosure Format (Check one): Yes ___ No__X_

                               ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX-MONTHS ENDED JUNE 30, 2007

Table of Contents

                         PART I - FINANCIAL INFORMATION

                                                                                                 PAGE

Item 1.  Condensed Consolidated Financial Statements

         Independent Auditor's Report............................................................ F-1

         Balance Sheets June 30, 2007 (unaudited) and December 31,, 2006......................... F-2

         Statement  of Operations for the Six Months ended June 30, 2007......................... F-3

         Statement  of Stockholders Equity (Deficit) June 30, 2007 (unaudited)................... F-4

         Statement  of Cash Flows for the Six Months ended June 30, 2007 ........................ F-5

         Notes to Condensed Consolidated Financial Statements (Unaudited)........................ F-6 - F-7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations... 3

Item 3   Controls and Procedures................................................................. 6

Item 3(a)t. Controls and Procedures...............................................................6

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................... 7

Item 2.  Changes in Securities................................................................... 7

Item 3.  Defaults upon Senior Securities......................................................... 7

Item 4.  Submission of Matters to a Vote of Security Holders..................................... 7

Item 5.  Other Information....................................................................... 7

Item 6.  Exhibits and Reports on Form 8-K........................................................ 7

Signatures....................................................................................... 8


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Art Boutique, Inc.
Hong Kong


We have reviewed the accompanying consolidated balance sheet of Art Boutique, Inc. and Subsidiaries (A Development Stage Company) as of June 30, 2007 and the related consolidated statements of operations for the three and six months ended June 30, 2007, and stockholders' equity (deficit) and statements of cash flows for the six-months ended June 30, 2007. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company is in the development stage and will require funds from profitable operations, from borrowing, or from sale of equity securities to execute its business plan. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from this uncertainty.

Jaspers + Hall, PC
Denver, Colorado
August 10, 2007
/s/Jaspers + Hall, PC




                        ART BOUTIQUE, INC & SUBSIDIARIES
                         (A Development Stage Company)
                          Consolidated Balance Sheet

                                                                                          (Unaudited)        Audited

                                                                                          June 30,           December 31,
                                                                                            2007                 2006
                                                                                       ----------------    -----------------
ASSETS:
Current Assets:
         Cash                                                                                      $ -                  $ -
                                                                                       ----------------    -----------------
                Total Current Assets                                                                 -                    -

Other Assets:
         Prepaid Expenses                                                                       12,800                    -
                                                                                       ----------------    -----------------
                Total Other Assets                                                              12,800                    -
                                                                                       ----------------    -----------------

TOTAL ASSETS                                                                                   $12,800      $             -
                                                                                       ================    =================

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
         Accounts Payable                                                                      $ 7,790      $        38,227
         Due to Director - Micronesian Resort                                                   52,745               53,202
         Due to Director - Key Chance International                                             59,285                  869
                                                                                       ----------------    -----------------

                Total Current Liabilities                                                      119,820               92,298
                                                                                       ----------------    -----------------

Minority Interest in Consolidated Subsidiary                                                   (10,846)             (10,944)

Stockholders' Equity (Deficit)
Common Stock, no par value; 50,000,000 shares authorized
         47,471,900 shares issued and outstanding June 30,                                     858,095              858,095
         2007 and December 31, 2006, respectively
Accumulated other comprehensive loss                                                            (5,647)              (7,040)
Deficit accumulated during the development stage                                              (948,622)            (932,409)
                                                                                       ----------------    -----------------

                Total Stockholders' equity (Deficit)                                           (96,174)             (81,354)
                                                                                       ----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                          $ 12,800                  $ -
                                                                                       ================    =================

See Accountants' Review Report and notes to these financial statements.



                       ART BOUTIQUE, INC. & SUBSIDIARIES
                         (A Development Stage Company)
                     Consolidated Statement of Operations
                                  (Unaudited)


                                                                                                             May 15, 1984
                                               Three-month period ended       Six-month period ended         Inception to
                                                   June 30,                         June 30,                   June 30,
                                           ----------------------------     ----------------------------    ---------------
                                               2007           2006              2007           2006              2007
                                           -------------  -------------     -------------  -------------    ---------------
Revenue                                             $ -            $ -               $ -            $ -        $ 61,102

Operational expenses:
        Depreciation                                  -              -                 -              -              4,144
        Loss from discontinued operations             -              -                 -              -             26,331
        Acquisition costs                             -              -                 -              -              2,100
        General and administrative                7,022          7,638            16,213         97,653          1,559,665
                                           -------------  -------------     -------------  -------------    ---------------
               Total operational expenses         7,022          7,638            16,213         97,653          1,592,240
                                           -------------  -------------     -------------  -------------    ---------------
Loss from operations                             (7,022)        (7,638)          (16,213)       (97,653)        (1,531,138)
                                           -------------  -------------     -------------  -------------    ---------------
Other income (expense):
        Forgiveness of Debt                           -        579,372                 -        579,372            583,716
        Exchange Rate (Gain)/Loss                     -              -                 -              -             (1,200)
                                           -------------  -------------     -------------  -------------    ---------------
              Total other income (expense)            -        579,372                 -        579,372            582,516

(Loss) income before minority interest           (7,022)       571,734           (16,213)       481,719           (948,622)
                                           -------------  -------------     -------------  -------------    ---------------
Minority interest in net loss of
        consolidated subsidiary                       -              -              (297)             -            (11,241)
                                           -------------  -------------     -------------  -------------    ---------------
Net (loss) income                              $ (7,022)     $ 571,734         $ (16,510)     $ 481,719         $ (959,863)
                                           =============  =============     =============  =============    ===============
Net (loss) income  per share of common
stock                                            *           $ 0.01               *           $ 0.01
                                           =============  =============     =============  =============
Weighted average number of common
        shares outstanding                   47,471,900     47,471,900        47,471,900     47,471,900
                                           =============  =============     =============  =============
"*" indicates a value of less than $0.01

See Accountants' Review Report and notes to these financial statements.



                      ART BOUTIQUE, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                                                                 May 15, 1984
                                                                                  Six-month period ended       (Inception) to
                                                                                       June 30,                   June 30,
                                                                                   2007         2006               2007
                                                                                -----------  -----------    ----------------
Cash flows from operating activities
Net (loss) income                                                                $ (16,213)    $481,719          $ (948,622)
        Forgiveness of Debt                                                              -        $ (84)         $ (579,372)
        Common stock issued for services                                                 -            -               1,000
        Depreciation                                                                     -            -               4,144

Changes in operating assets and liabilities
         Decrease in Accounts Payable                                              (30,437)     (59,016)             (4,676)
         Decrease in deposits                                                            -           65                 609
        (Increase) decrease in prepaid expenses                                    (12,800)       1,162             (11,583)
                                                                                -----------  -----------    ----------------

Net Cash Flows Used by Operating Activities                                        (59,450)     423,846          (1,538,500)
                                                                                -----------  -----------    ----------------

Cash Flows from Investing Activities
        Sale of Equipment                                                                -       13,218              13,218
        Acquisition of Fixed Assets                                                      -            -             (17,362)
                                                                                -----------  -----------    ----------------
Net Cash Flows Provided (Used) by Investing
  Activities                                                                             -       13,218              (4,144)
                                                                                -----------  -----------    ----------------

Cash Flows from Financing Activities
        Proceeds from notes payable, stockholders                                   57,959      163,103             474,228
        Proceeds from notes payable                                                      -            -              53,202
        Payment of notes payable, stockholders                                           -            -            (415,399)
        Issuance of common stock for cash                                                -            -             857,095
                                                                                -----------  -----------    ----------------
Net Cash Flows Provided by Financing Activities                                     57,959      163,103             969,126
                                                                                -----------  -----------    ----------------

Comprehensive other income (loss)                                                    1,393            -              (5,952)
Valuation adjustment in minority interest                                               98            -                  98

Net Increase (Decrease) in Cash                                                          -      600,167            (579,372)
                                                                                -----------  -----------    ----------------
Cash at Beginning of Period                                                              -        4,284                   -
                                                                                -----------  -----------    ----------------
Cash at End of Period                                                                  $ -    $ 604,451          $ (579,372)
                                                                                ===========  ===========    ================
Supplemental Disclosure of Cash Flow Information

        Cash paid for interest                                                         $ -          $ -                 $ -
                                                                                ===========  ===========    ================
        Cash paid for taxes                                                            $ -          $ -                 $ -
                                                                                ===========  ===========    ================
Supplemental Disclosure of Non-Cash Transactions
        Stock issued for services - 4,000,000 shares                                                                $ 1,000
                                                                                                            ================

See Accountants' Review Report and notes to these financial statements.


                       ART BOUTIQUE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statement of Change of Stockholders'
                                Equity (Deficit)
                                  (Unaudited)

                                                                         Accum                Deficit
                                                                         other                Accum. During
                                     Common Stock                        comprehensive      the Development
                                    # of Shares        Amount            loss                  Stage               Totals
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 1995             471,900           $29,795               $ -              $ (29,842)           $ (47)
                                    ------------       -----------       -----------      -----------------      -----------
Net income for year                           -                 -                 -                     47                -
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 1996             471,900            29,795                 -                (29,795)               -
                                    ------------       -----------       -----------      -----------------      -----------
Issued March 14, 1997                 4,000,000             1,000                 -                      -            1,000
Net income for year                           -                 -                 -                 (1,000)          (1,000)
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 1997           4,471,900            30,795                 -                (30,795)               -
                                    ------------       -----------       -----------      -----------------      -----------
Net income for year                           -                 -                 -                      -                -
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 1998           4,471,900            30,795                 -                (30,795)               -
                                    ------------       -----------       -----------      -----------------      -----------
Net income for year                           -                 -                 -                      -                -
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 1999           4,471,900            30,795                 -                (30,795)               -
                                    ------------       -----------       -----------      -----------------      -----------
Shares for acquisition                        -             2,300                 -                      -            2,300
Net income for year                           -                 -                 -                 (2,300)          (2,300)
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 2000           4,471,900            33,095                 -                (33,095)               -
                                    ------------       -----------       -----------      -----------------      -----------
Net income for year                           -                 -                 -                 (4,608)          (4,608)
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 2001           4,471,900            33,095                 -                (37,703)          (4,608)
                                    ------------       -----------       -----------      -----------------      -----------
Net income for year                           -                 -                 -                (12,683)         (12,683)
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 2002           4,471,900            33,095                 -                (50,386)         (17,291)
                                    ------------       -----------       -----------      -----------------      -----------
Issuance of stock for cash            8,000,000           400,000                 -                      -           400,000
Net income for year                           -                 -                 -               (115,445)        (115,445)
                                    ------------       -----------       -----------      -----------------      ----------
Balance - December 31, 2003          12,471,900           433,095                 -               (165,831)         267,264
                                    ------------       -----------       -----------      -----------------      -----------
Net income for year                           -                 -                 -               (524,992)        (524,992)
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 2004          12,471,900           433,095                 -               (690,823)        (257,728)
                                    ------------       -----------       -----------      -----------------      -----------
Issuance of stock for Acquisition    25,000,000                 -                 -                      -                -
Issuance of stock for cash           10,000,000           425,000                 -                      -          425,000
Net income for year                           -                 -                 -               (698,567)        (698,567)
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 2005          47,471,900           858,095                 -             (1,389,390)        (531,295)
                                    ------------       -----------       -----------      -----------------      -----------
Net income for year                           -                 -                 -                456,981          456,981
Accumulated comprehensive
    other income (loss)                       -                 -            (7,040)                     -           (7,040)
                                    ------------       -----------       -----------      -----------------      -----------
Balance - December 31, 2006          47,471,900           858,095            (7,040)              (932,409)         (81,354)
                                    ------------       -----------       -----------      -----------------      -----------
Net income for period                         -                 -                 -                (16,213)         (16,213)
Accumulated comprehensive
    other income (loss)                       -                 -             1,393                      -            1,393
                                    ------------       -----------       -----------      -----------------      -----------
Balance - June 30, 2007              47,471,900          $858,095          $ (5,647)            $ (948,622)        $(96,174)
                                    ============       ===========       ===========      =================      ===========

See Accountants' Review Report and notes to these financial statements.

                       ART BOUTIQUE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     For the Six Months Ended June 30, 2007

Note 1 - Presentation of Interim Information

In the opinion of the management of Art Boutique, Inc., and Key Chance International, LTD (a wholly owned subsidiary) the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the three-months and six-months ended June 30, 2007 and 2006 and the period May 15, 1984 (inception) to June 30, 2007 and cash flows for the six-months ended June 30, 2007 and 2006, and for the period May 15, 1984 (inception) to June 30, 2007. Interim results are not necessarily indicative of results for the full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2006.

Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $119,820 with an accumulated deficit of $948,622.

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

Note 3 - Due to Directors:

A director of Key Chance International, Inc. (Tsang Ping Lam) is due an amount of $59,285 for advances made to the Company to pay for Company expenses. The amount is unsecured, interest free and has no fixed terms of repayment.

The Director of Micronesian Resort, Inc. (Masakazu Kobayashi) is due an amount of $52,745 for advances made to the Company to pay for Company expenses. The amount is unsecured, interest free and has no fixed terms of repayment.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2006 and any Current Reports on Form 8-K filed by the Company.

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


RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2007 COMPARED TO SAME PERIOD ENDED JUNE 30, 2006.

The Company had no revenues from operations in the period in 2007 or 2006. The Company incurred expenses of $7,638 in the period in 2007 compared to $109,023 in 2006. The Company, due to forgiveness of debt of $579,372 had a gain of $571,734 in the quarter in 2007 compared to a loss of ($109,023) in the quarter in 2006. The gain per share was $.01 in the quarter in 2007 and there was a loss of ($.01) in the period in 2006.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SAME PERIOD ENDED JUNE 30, 2006.

The Company did not recognize revenues from operations in the period in 2007 or 2006. The Company incurred expenses of $16,213 in the period in 2007 compared to $97,653 in 2006. The Company had a loss of ($16,213) in the six months ended June 30, 2007 compared to a gain of $481,719 in the six months ended June 30 2006 due ro resigning director Ronald Lui forgiving $579,372 in unsecured deb owned to him by the Company.

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

ITEM 3.  CONTROLS AND PROCEDURES
         -----------------------

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report June 30, 2007 and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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


ITEM 3. (A)T. CONTROLS AND PROCEDURES
        -----------------------------
There have been no changes in the small business issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS
              -----------------

                  None

ITEM 2.       CHANGES IN SECURITIES
              ---------------------

                  None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES
              ------------------------------

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

                  None

ITEM 5.       OTHER INFORMATION
              -----------------

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

(A)       31    Sarbanes-Oxley Certification
          32    Sarbanes-Oxley Certification


(B)       Reports  on Form  8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE ART BOUTIQUE, INC.



Date: August 15, 2007                       /s/ Tsang  Ping Lam
                                         -----------------------------
                                             Tsang  Ping Lam, President
                                      8