Form 10KSB/A
period 2006-12-31
ART BOUTIQUE INC
filed 2007-11-14
CIK 1129458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                 Amendment No. 1


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

This Amendment No. 1 on Form 10-KSB/A ("Amendment" or "Form 10-KSB/A") to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, which the Original Filing was filed with the Securities and Exchange Commission on April 17, 2007, (the "Original Filing") is being filed to amend Part II, Item 7, Financial Statements and Item 8a, Controls and Procedures in response to Staff comments received by Art Boutique, Inc. relating to Art Boutique's financial statements, specifically to reclassify the equity account.

In addition, pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, Art Boutique, Inc. is including with this Amendment certain currently dated certifications. This Form 10-KSB/A amends and replaces the Original Filing in its entirety. Art Boutique, Inc. is refiling the entire Amended Filing (as amended by this Form 10-KSB/A) with this Form 10-KSB/A. Except as described above, no changes have been made to the Original Filing.

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

     The Company incurred a net loss of $127,039 during the year ended December 31, 2006 compared to a net loss of $709,207 during the year ended December 31, 2005. The decrease of $582,168 was due to the $571,037 decrease in operational expenses.


Liquidity and Capital Resources
-------------------------------

     At December 31, 2006, the Company did not have any cash or cash equivalents, in addition, the Company had no other liquid or tangible assets. At December 31, 2006, the Company had $92,298 in liabilities, all current.

     During the year ended December 31, 2006, a shareholder of the Company forgave outstanding debt of $583,716 by a director of the Company.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------------------------
     In connection with audits of two most recent fiscal years and any interimperiod preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

     The principal accountants' reports on the financial statements for any ofthe past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

ITEM 8a CONTROLS AND PROCEDURES
-------------------------------

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the Company, including the chief executive officer and the chief financial officer, in connection with the audit of our financial statements for the year ended December 31, 2006, has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are effective based upon their evaluation as of the evaluation date.

     There were no changes in the small business issuer's internal controls over financial reporting identified in connection with the Company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer's fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the small business issuer's internal control over financial reporting.

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

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

  Name and Principal                                                                  Securities
       Position                                          Consulting     Number of     Underlying    Long Term Compensation/
                         Year    Salary ($)   Bonus      Fees/Other       Shares       Options/             Option
                                                          Fees ($)                     SARS (#)
Tsang Pin Lang,         2004         0          0             0             0             0                    0
President (1)           2005         0          0             0             0             0                    0
                        2006         0          0             0             0             0                    0

Jun Kobayashi,          2004         0          0             0             0             0                    0
Vice President (1)      2005         0          0             0             0             0                    0
                        2006         0          0             0             0             0                    0

Tsang Hung Quen         2004         0          0             0             0             0                    0
Quentin, Secretary &    2005         0          0             0             0             0                    0
Treasurer (1)           2006         0          0             0             0             0                    0

Hung Tsoi Mow (2)       2004         0          0          153,840          0             0                    0
                        2005         0          0          154,839          0             0                    0
                        2006         0          0             0             0             0                    0

Chi Ho Lui Ronald (3)   2004      153,840       0             0             0             0                    0
                        2005      153,839       0             0             0             0                    0
                        2006         0          0             0             0             0                    0

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

                                                     Number of              Percentage of
Name                                                 Shares Owned           Class(1)
----------------------------------------------------------------------------------------------
Tsang Ping Lam, President/Director                   0                      0.00%
7th Floor, New Henry House,
10 Ice House St.
Central, Hong Kong

Jun Kobayashi, Vice President/Director               0                      0.00%
7th Floor, New Henry House,
10 Ice House St.
Central, Hong Kong

Tsang Hung Quen Quentin,                             0                      0.00%
Secretary/Treasurer
7th Floor, New Henry House,
10 Ice House St.
Central, Hong Kong

Kentaro Ono                                          0                      0.00%
Director
7th Floor, New Henry House,
10 Ice House St.
Central, Hong Kong

Minoru Hirota                                        0                      0.00%
Director
7th Floor, New Henry House,
10 Ice House St.
Central, Hong Kong

Ken Ukai                                             0                      0.00%
Director
7th Floor, New Henry House,
10 Ice House St.
Central, Hong Kong

Yasuhiro Sakakibaro                                  10,100,000            21.00%
1-15-1001 Mihonbashi Ningyo-Cho
Cho-Ku, Tokyo, Japan

Officers and Directors
as a group (6 individual)                            0                      0.00%



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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Art Boutique, Inc.
Hong Kong

We have audited the accompanying balance sheets of Art Boutique, Inc. and subsidiary (A Development Stage Company) as of December 31, 2006 and 2005 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Boutique, Inc. and subsidiary (A Development Stage Company) as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles of the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, condition exist which raised substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Jaspers + Hall, PC
Denver, Colorado
April 16, 2007 (except for the restatement as discussed in Note 1 to the consolidated financial statements as to which the date is as of November 13,
2007)


                       ART BOUTIQUE, INC. and Subsidiaries
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                                                                December 31,         December 31,
                                                                                    2006                 2005
                                                                              -----------------    -----------------
ASSETS
Current assets:
         Cash                                                                 $              -     $          4,284
                                                                              -----------------    -----------------
                 Total current assets                                                        -                4,284
                                                                              -----------------    -----------------

Property and equipment
         Furniture and fixtures, net                                                         -               13,218
                                                                              -----------------    -----------------
                 Total property and equipment                                                -               13,218
                                                                              -----------------    -----------------

Other assets:
         Deposits                                                                            -                   65
         Prepaid expenses                                                                    -                1,162
                                                                              -----------------    -----------------
                 Total other assets                                                          -                1,227
                                                                              -----------------    -----------------

Total assets                                                                  $              -     $         18,729
                                                                              =================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
         Accounts payable                                                     $         38,227     $         91,193
         Advance payable, related party                                                 53,202               53,202
         Advance payable, related party                                                    869              416,269
                                                                              -----------------    -----------------

                 Total current liabilities                                              92,298              560,664
                                                                              -----------------    -----------------

Minority interest in consolidated subsidiary                                           (10,944)             (10,640)

Stockholders' Deficit
Common Stock, no par value; 50,000,000 shares authorized
         47,471,900 shares issued and outstanding December 31,                         858,095              858,095
         2006 and December 31, 2005, respectively
Additional paid in capital                                                             583,716                    -
Accumulated other comprehensive loss                                                    (7,040)                   -
Deficit accumulated during the development stage                                    (1,516,125)          (1,389,390)
                                                                          -----------------    -----------------

                 Total stockholders' deficit                                           (81,354)            (531,295)
                                                                              -----------------    -----------------

Total liabilities and stockholders' deficit                                   $              -     $         18,729
                                                                              =================    =================

The accompanying notes are an integral part of these consolidated financial statements.



                       ART BOUTIQUE, INC. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                         May 15, 1984
                                                                                                        (Inception) to
                                                                      December 31,                        December 31,
                                                              2006                   2005                    2006
                                                         --------------------------------------        -----------------
Revenue                                                  $           -          $           -          $     61,102
                                                         --------------         --------------         -----------------

Operational expenses:
         Depreciation                                                 -                  2,445                    4,144
         Loss from discontinued operations                            -                      -                   26,331
         Acquisition costs                                            -                      -                    2,100
         General and administrative                             126,735                695,327                1,543,452
                                                         ---------------        ---------------        -----------------
                 Total operational expenses                     126,735                697,772                1,576,027
                                                         ---------------        ---------------        -----------------

Loss from operations                                           (126,735)              (697,772)              (1,514,925)
                                                         ---------------        ---------------        -----------------
 Other income (expense):
         Exchange Rate (Gain)/Loss                                    -                   (795)                  (1,200)
                                                         ---------------        ---------------        -----------------
                                                                      -                   (795)                  (1,200)

Loss before minority interest                                  (126,735)              (698,567)              (1,516,125)
                                                         ---------------        ---------------        -----------------

Minority interest in net loss of consolidated
         subsidiary                                                (304)               (10,640)                 (10,944)
                                                         ---------------        ---------------        -----------------

Net loss                                                 $     (127,039)        $     (709,207)        $     (1,527,069)
                                                         ===============        ===============        =================

Net income (loss) per share of
         common stock                                                 *         $        (0.03)
                                                         ===============        ===============
Weighted average number of common
         shares outstanding                                  47,471,900             27,554,092
                                                         ===============        ===============

* less than $(0.01) per share.



The accompanying notes are an integral part of these consolidated financial statements.


                       ART BOUTIQUE, INC. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                 Indirect Method
                                                                                                             May 15, 1984
                                                                                                            (Inception) to
                                                                            December 31,                      December 31,
                                                                     2006                2005                    2006
                                                                 -------------       -------------         -----------------

Cash flows from operating activities:
Net Income (loss)                                                $   (126,735)       $   (709,207)         $     (1,516,125)
Adjustments to reconcile net income (loss) to net cash
         used by operating activities:
         Common stock issued for services                                   -                   -                     1,000
         Depreciation                                                       -               2,445                     4,144
Changes in operating assets and liabilities:
         Decrease in deposits                                              65                 544                       609
         Decrease in prepaid expenses                                   1,162                  55                     1,217
         (Decrease) increase in accounts payable                      (52,966)             91,193                    25,761
                                                                 -------------       -------------         -----------------
         Total adjustments                                            (51,739)             94,237                    32,731
                                                                 -------------       -------------         -----------------

           Net cash used in operating activities                     (178,474)           (614,970)               (1,483,394)
                                                                 -------------       -------------         -----------------

Cash flows from investing activities:
         Sale of equipment                                             13,218                   -                    13,218
         Acquisition of fixed assets                                        -              (7,984)                  (17,362)
                                                                 -------------       -------------         -----------------

           Net cash provided (used) by
             investing activities                                      13,218              (7,984)                   (4,144)
                                                                 -------------       -------------         -----------------

Cash flows from financing activities:
         Proceeds from notes payable, stockholders                    168,012             143,949                   584,281
         Proceeds from notes payable                                        -              53,202                    53,202
         Issuance of common stock for cash                                  -             425,000                   857,095
                                                                 -------------       -------------         -----------------

         Net cash provided by financing activities                    168,012             622,151                 1,494,578
                                                                 -------------       -------------         -----------------

Effect of exchange rate changes on cash                                (7,040)                  -                    (7,040)
                                                                 -------------       -------------         -----------------

Net decrease in cash                                                   (4,284)               (803)                        -
                                                                 -------------       -------------         -----------------

Cash, beginning                                                         4,284               5,087                         -
                                                                 -------------       -------------         -----------------

Cash, ending                                                     $          -        $      4,284          $              -
                                                                 =============       =============         =================

Supplemental disclosure of cash flow information
         Cash paid for interest                                  $          -        $          -          $              -
                                                                 =============       =============         =================
         Cash paid for taxes                                     $          -        $          -          $              -
                                                                 =============       =============         =================

Supplemental disclosure of non-cash transactions
         Common stock issued for services                        $          -        $          -          $          1,000
                                                                 =============       =============         =================
         Forgiveness of stockholder debt                         $    583,716        $          -          $        583,716
                                                                 =============       =============         =================



The accompanying notes are an integral part of these consolidated financial statements.


                       ART BOUTIQUE, INC. and Subsidiaries
                          (A Development Stage Company)
                   Consolidated Stockholders' Equity (Deficit)
                      For the year ended December 31, 2006



                                                                                     Accum             Deficit
                                                                      Additional     other          accum. during
                                       Comon Stock                      Paid In   comprehensive   the development
                                    # of Shares           Amount        Capital       loss              stage               Totals
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Balance - December 31, 1995                471,900     $     29,795    $      -     $      -    $          (29,842)    $        (47)
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Net income for year                              -                -           -            -                    47                -
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Balance - December 31, 1996                471,900           29,795           -            -               (29,795)               -
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Issuance of common stock                 4,000,000            1,000           -            -                     -            1,000
Net loss for year                                -                -           -            -                (1,000)          (1,000)
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Balance - December 31, 1997              4,471,900           30,795           -            -               (30,795)               -
                                    ---------------    -------------   ---------                -------------------    -------------
Net income for year                              -                -           -            -                     -                -
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Balance - December 31, 1998              4,471,900           30,795           -            -               (30,795)               -
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Net income for year                              -                -           -            -                     -                -
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Balance - December 31, 1999              4,471,900           30,795           -            -               (30,795)               -
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Shares for acquisition                           -            2,300           -            -                     -            2,300
Net loss for year                                -                -           -            -                (2,300)          (2,300)
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Balance - December 31, 2000              4,471,900           33,095           -            -               (33,095)               -
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Net loss for year                                -                -           -            -                (4,608)          (4,608)
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Balance - December 31, 2001              4,471,900           33,095           -            -               (37,703)          (4,608)
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Net loss for year                                -                -           -            -               (12,683)         (12,683)
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Balance - December 31, 2002              4,471,900           33,095           -            -               (50,386)         (17,291)
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Issuance of stock for cash               8,000,000          400,000           -            -                     -          400,000
Net loss for year                                -                -           -            -              (115,445)        (115,445)
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Balance - December 31, 2003             12,471,900          433,095           -            -              (165,831)         267,264
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Net loss for year                                -                -           -            -              (524,992)        (524,992)
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Balance - December 31, 2004             12,471,900          433,095           -            -              (690,823)        (257,728)
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Issuance of stock for acquisition       25,000,000                -           -            -                     -                -
Issuance of common stock for cash       10,000,000          425,000           -            -                     -          425,000
Net loss for year                                -                -           -            -              (698,567)        (698,567)
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Balance - December 31, 2005             47,471,900          858,095           -            -            (1,389,390)        (531,295)
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Forgiveness of stockholder debt                  -                -     583,716            -                                583,716
Net loss for year                                -                -           -            -              (126,735)        (126,735)
Change in foreign currency
    translation                                  -                -           -       (7,040)                    -           (7,040)
                                    ---------------    -------------   ---------    ---------   -------------------    -------------
Balance - December 31, 2006             47,471,900     $    858,095    $583,716     $ (7,040)   $       (1,516,125)    $    (81,354)
                                    ===============    =============   =========    =========   ===================    =============



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

Basis of Presentation

Reclassification:

The attached consolidated financial statements have been restated as part of a reclassification of the forgiveness of debt owed to a shareholder from a gain on the consolidated statement of operations to the equity section of the consolidated balance sheet (Note 5).

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

Note 2.  Going Concern and Results of Operations:

The Company's financial statements for the year ended December 31, 2006 have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $126,735 for the year ended December 31, 2006, and an accumulated deficit during the development stage of $1,516,125.

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

Prior to the year ended December 31, 2006, Mr. Ronald Lui, a director of the Company had advanced the Company funds in the amount of $583,716 to pay for operational expenses of the Company. The funds were unsecured, interest free and had no fixed rate of payment. During the year ended December 31, 2006, Mr. Lui forgave $583,716 in connection with these advances. The transaction has been accounted for as a capital transaction and has resulted in an increase in additional paid in capital.

                       ART BOUTIQUE, INC. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005


Note 6.  Stockholders' Equity (Deficit):

During the year ended December 31, 2006, a director of the Company forgave debt of $583,716. (Note 5) The transaction has been accounted for as a capital transaction and has resulted in an increase in additional paid in capital.


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

                                           December 31,           December 31,
                                              2006                   2005
                                           ------------            -----------
Deferred tax assets:                        $950,880               $1,400,030
Net deferred tax assets                     (950,880)              (1,400,030)
                                           ------------            -----------
                                            $      0               $        0
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

                                            THE ART BOUTIQUE, INC.
                                            (Registrant)


Date: November 13, 2007

                                            /s/ Tsang  Ping Lam
                                            ----------------------------------
                                            Tsang  Ping Lam, President,
                                            Chief Executive Officer and
                                            Acting Chief Financial Officer




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