Form 10QSB/A
period 2007-03-31
ART BOUTIQUE INC
filed 2007-11-14
CIK 1129458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                -----------------
                                  FORM 10QSB/A
                                 Amendment No. 2
                                -----------------


                                   (Mark One)

  [ X ] QUARTERLY  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE  SECURITIES
        EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

  [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-32099


                               ART BOUTIQUE, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Wyoming                                        83-0269496
-----------------------------------                    --------------------
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


This Amendment No. 2 on Form 10-QSB/A ("Amendment" or "Form 10-QSB/A") to our Quarterly Report on Form 10-QSB/A Amendment No. 1 for the period ended March 31, 2007, which was filed with the Securities and Exchange Commission on May 16, 2007, (the "Original Filing") is being filed to amend Part I, Item 1, Financial Statements - Note 2 - Going Concern, in response to Staff comments received by Art Boutique, Inc. relating to Art Boutique's financial statements.

In addition, pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, Art Boutique, Inc. is including with this Amendment certain currently dated certifications. This Form 10-QSB/A amends and replaces the Original Filing in its entirety. Art Boutique, Inc. is refiling the entire Amendment Filing No. 1 (as amended by this Form 10-KSB/A) with this Form 10-QSB/A. Except as described above, no changes have been made to the Amendment Filing No. 1.

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


/s/Jaspers + Hall, PC
-------------------
Jaspers + Hall, PC

May 15, 2007 (except for the restatement as discussed in Note 1 to the consolidated financial statements as to which the date is as of November 13,
2007)


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

Reclassification:

The attached consolidated financial statements have been restated as part of a reclassification of the forgiveness of debt owed to a shareholder from a gain on the consolidated statement of operations to the equity section of the consolidated balance sheet.

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

Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $106,638 with an accumulated deficit of $1,525,316.

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

OVERVIEW OF OPERATIONS
-----------------------
The management of the Company has been actively seeking potential new businesses so as to enable the Company to achieve a sustainable level of operations.

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

RESULTS OF  OPERATIONS  FOR QUARTER ENDED MARCH 31, 2007 COMPARED TO SAME PERIOD
--------------------------------------------------------------------------------
ENDED MARCH 31, 2006.
---------------------
The Company did not recognize any revenues from operations during the three months ended March 31, 2007 and 2006. During the three months ended March 31, 2007, the Company incurred operational expenses of $9,191 and $90,015 during the three months ended March 31, 2006. The decrease of $80,824 in operational periods is due to the decrease in the Company's operational activities. During the three months ended March3 31, 2007, the Company's operations were limited to its search for potential new business activities.

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

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------
During the three months ended March 31, 2007, the Company used $46,896 cash in its operating activities. The Company did not have any cash or cash equivalents at March 31, 2007. During the three months ended March 31, 2007, the Company received $46,896 from financing activities. The Company did not receive or use any funds through investing activities. At March 31, 2007, the Company currently has a working capital deficit of $90,497 and current liabilities exceed current assets by $106,638.

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

NEED FOR ADDITIONAL FINANCING
------------------------------
The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements on the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to carry out its business.

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

NONE.

ITEM 2.  CHANGES IN SECURITIES

NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.

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





                                        ART BOUTIQUE, INC.
                                       (Registrant)




Dated: November 13, 2007                By: /s/ Tsang Ping Lam
                                        -------------------------
                                        Tsang Ping Lam, President
                                        Chief Executive Officer
                                        and Acting Chief Financial Officer