Form 10QSB/A
period 2007-06-30
ART BOUTIQUE INC
filed 2007-11-14
CIK 1129458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                  FORM 10QSB/A
                                 Amendment No. 1
                                -----------------


                                   (Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

     [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________



For Quarter Ended                                    Commission File Number
-------------------                                  ----------------------
June 30, 2007                                        000-32099



                             THE ART BOUTIQUE, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Wyoming                                        83-0269496
         -------                                        ----------
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

         Statement  of Operations for the Six Months ended June 30, 2007......................... F-3

         Statement  of Stockholders Equity (Deficit) June 30, 2007 (unaudited)................... F-4

         Statement  of Cash Flows for the Six Months ended June 30, 2007 ........................ F-5

         Notes to Condensed Consolidated Financial Statements (Unaudited)........................ F-6 - F-7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations... 1

Item 3   Controls and Procedures................................................................. 4

Item 3(a)t. Controls and Procedures...............................................................4

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................... 5

Item 2.  Changes in Securities................................................................... 5

Item 3.  Defaults upon Senior Securities......................................................... 5

Item 4.  Submission of Matters to a Vote of Security Holders..................................... 5

Item 5.  Other Information....................................................................... 5

Item 6.  Exhibits and Reports on Form 8-K........................................................ 5

Signatures....................................................................................... 6


This Amendment No. 1 on Form 10-QSB/A ("Amendment" or "Form 10-QSB/A") to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended June 30, 2007, which was filed with the Securities and Exchange Commission on August 20, 2007, (the "Original Filing"), is being filed to amend Part I, Item 1 Financial Statements - Note 2 - Going Concern in response to Staff comments received by Art Boutique, Inc. relating to Art Boutique's financial statements.

In addition, pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, Art Boutique, Inc. is including with this Amendment certain currently dated certifications. This Form 10-QSB/A amends and replaces the Original Filing in its entirety. Art Boutique, Inc. is refiling the entire Original Filing (as amended by this Form 10-QSB/A) with this Form 10-QSB/A. Except as described above, no changes have been made to the Original Filing.

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

/s/Jaspers + Hall, PC
---------------------
Jaspers + Hall, PC
Denver, Colorado

August 10, 2007 (except for the restatement as discussed in Note 1 to the consolidated financial statements as to which the date is as of November 13,
2007)




                        ART BOUTIQUE, INC & SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                                        (Unaudited)            Audited
                                                                                          June 30,           December 31,
                                                                                            2007                 2006
                                                                                       ----------------    -----------------
ASSETS:
Current Assets:
         Cash                                                                          $             -     $              -
                                                                                       ----------------    -----------------
                Total Current Assets                                                                 -                    -

Other Assets:
         Prepaid Expenses                                                                       12,800                    -
                                                                                       ----------------    -----------------
                Total Other Assets                                                              12,800                    -
                                                                                       ----------------    -----------------

TOTAL ASSETS                                                                           $        12,800      $             -
                                                                                       ================    =================

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
         Accounts Payable                                                              $         7,790      $        38,227
         Due to Director - Micronesian Resort                                                   52,745               53,202
         Due to Director - Key Chance International                                             59,285                  869
                                                                                       ----------------    -----------------

                Total Current Liabilities                                                      119,820               92,298
                                                                                       ----------------    -----------------

Minority Interest in Consolidated Subsidiary                                                   (10,846)             (10,944)

Stockholders' Equity (Deficit)
Common Stock, no par value; 50,000,000 shares authorized
         47,471,900 shares issued and outstanding June 30,                                     858,095              858,095
         2007 and December 31, 2006, respectively
Accumulated other comprehensive loss                                                            (5,647)              (7,040)
Deficit accumulated during the development stage                                              (948,622)            (932,409)
                                                                                       ----------------    -----------------

                Total Stockholders' equity (Deficit)                                           (96,174)             (81,354)
                                                                                       ----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   $        12,800     $              -
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

Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $119,820 with an accumulated deficit of $1,532,338.


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

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SAME PERIOD ENDED JUNE 30, 2006.

The Company did not recognize revenues from operations in the period in 2007 or 2006. The Company incurred expenses of $16,213 in the period in 2007 compared to $97,653 in 2006. The Company had a loss of ($16,213) in the six months ended June 30, 2007 compared to a gain of $481,719 in the six months ended June 30, 2006 due to resigning director Ronald Lui forgiving $579,372 in unsecured debt owned to him by the Company.

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



                                             THE ART BOUTIQUE, INC.



Date: November 13, 2007                       /s/ Tsang  Ping Lam
                                             -----------------------------
                                             Tsang  Ping Lam, President,
                                             Chief Executive Officer and
                                             Acting Chief Financial Officer