Form 10QSB
period 2007-09-30
ART BOUTIQUE INC
filed 2007-11-19
CIK 1129458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10QSB
                                -----------------

                                   (Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934
                For the quarterly period ended September 30, 2007

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

                       47,471,900 as of November 19, 2007

Transitional Small Business Disclosure Format (Check one): Yes ___ No__X_

                               ART BOUTIQUE, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2007

Table of Contents

                         PART I - FINANCIAL INFORMATION

                                                                                                 PAGE

Item 1.  Consolidated Financial Statements

         Independent Auditor's Report............................................................ F-1

         Consolidated Balance Sheets September 30, 2007 and December 31,, 2006................... F-2

         Consolidated Statement of Operations for the Three and Nine Months ended
                  September 30, 2007 and May 15, 1984 (Inception) through September 30, 2007..... F-3

         Consolidated Statement of Stockholders' Equity (Deficit) September 30, 2007 .............F-4

         Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2007 and 2006 and May 5, 1984 (Inception) through September 30, 2007 ............... F-5

         Notes to Consolidated Financial Statements.............................................. F-6

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


                                        1

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Art Boutique, Inc.
Hong Kong


We have reviewed the accompanying consolidated balance sheet of Art Boutique, Inc. and Subsidiaries (A Development Stage Company) as of September 30, 2007 and the related consolidated statements of operations for the three and nine months ended September 30, 2007, and stockholders' equity (deficit) and statements of cash flows for the nine-months ended September 30, 2007. These financial statements are the responsibility of the Company's management.

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

/s/Jaspers + Hall, PC
---------------------
Jaspers + Hall, PC
Denver, Colorado
November 16, 2007


                       ART BOUTIQUE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                 (Unaudited)     Audited
                                                                September 30,     December 31,
                                                                   2007           2006
                                                                ------------   ------------
ASSETS:
Current Assets:
       Cash                                                        $      -            $ -
                                                                ------------   ------------
            Total Current Assets                                          -              -
                                                                ------------   ------------
                                                                          -              -
                                                                ------------   ------------
                                                                          -              -
                                                                ------------   ------------
Other Assets:

       Prepaid Expenses                                              12,800              -
                                                                ------------   ------------
            Total Other Assets                                       12,800              -
                                                                ------------   ------------
TOTAL ASSETS                                                       $ 12,800            $ -
                                                                ============   ============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities

       Accounts Payable                                               8,350         84,439
       Due to Director - Micronesian Resort                          52,745          6,985
       Due to Director - Key Chance International                    59,285        231,915
                                                                ------------   ------------
            Total Current Liabilities                               120,380         92,298
                                                                ------------   ------------
Minority Interest in Consolidated Subsidiary                        (10,846)       (10,944)

Stockholders' Equity (Deficit)
Common Stock, no par value; 50,000,000 shares authorized
       47,471,900 shares issued and outstanding September 30,       858,095        858,095
       2007 and December 31, 2006, respectively
Additional paid in capital                                          583,716        583,716
Accumulated other comprehensive loss                                 (5,647)        (7,040)
Deficit accumulated during the development stage                 (1,532,898)    (1,516,125)
                                                                ------------   ------------
            Total Stockholders' equity (Deficit)                    (96,734)       (81,354)
                                                                ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 12,800            $ -
                                                                ============   ============


         See Accountants' Review Report and notes to these financial statements.

                                      F-2



                       ART BOUTIQUE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                                             May 15, 1984
                                               Three-month period ended       Nine-month period ended        Inception to
                                                  September 30,                    September 30,             September 30,
                                           ----------------------------     ----------------------------    ---------------
                                               2007           2006              2007           2006              2007
                                           -------------  -------------     -------------  -------------    -------------
Revenue                                          $    -       $      -         $       -      $       -        $ 61,102

Operational expenses:
        Depreciation                                  -              -                 -              -              4,144
        Loss from discontinued operations             -              -                 -              -             26,331
        Acquisition costs                             -              -                 -              -              2,100
        General and administrative                  560          6,088            17,070        103,741          1,571,466
                                           -------------  -------------     -------------  -------------    ---------------
               Total operational expenses           560          6,088            17,070        103,741          1,604,041
                                           -------------  -------------     -------------  -------------    ---------------
Loss from operations                               (560)        (6,088)          (17,070)      (103,741)        (1,542,939)
                                           -------------  -------------     -------------  -------------    ---------------
Other income (expense):
        Exchange Rate (Gain)/Loss                     -              -                 -              -             (1,200)
                                           -------------  -------------     -------------  -------------    ---------------
               Total other income (expense)           -              -                 -              -             (1,200)

(Loss) income before minority interest             (560)        (6,088)          (17,070)      (103,741)        (1,544,139)
                                           -------------  -------------     -------------  -------------    ---------------
Minority interest in net loss of
        consolidated subsidiary                       -              -               297             -              11,241
                                           -------------  -------------     -------------  -------------    ---------------
Net (loss) income                                $ (560)      $ (6,088)        $ (16,773)     $(103,741)       $(1,532,898)
                                           =============  =============     =============  =============    ===============
Net (loss) income  per share of common
stock                                            *              *                 *              *
                                           =============  =============     =============  =============
Weighted average number of common
        shares outstanding                   47,471,900     47,471,900        47,471,900     47,471,900
                                           =============  =============     =============  =============

        "*" indicates a value of less than $0.01

     See Accountants' Review Report and notes to these financial statements.

                                      F-3



                       ART BOUTIQUE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                               September 30, 2007
                                   (Unaudited)

                                                                            Accum        Deficit
                                                              Additional    other      Accum. During
                                  Common Stock                Paid In     comprehensive the Development
                                # of Shares      Amount       Capital       loss          Stage          Totals
                                --------------------------   ----------   ----------  ---------------  ------------

Balance - December 31, 1995        471,900        $29,795          $ -          $ -        $ (29,842)        $ (47)
                                -----------      ---------   ----------   ----------  ---------------  ------------
Net income for year                      -              -            -            -               47             -
                                -----------      ---------   ----------   ----------  ---------------  ------------

Balance - December 31, 1996        471,900         29,795            -            -          (29,795)            -
                                -----------      ---------   ----------   ----------  ---------------  ------------
Issued March 14, 1997            4,000,000          1,000            -            -                -         1,000
Net income for year                      -              -            -            -           (1,000)       (1,000)
                                -----------      ---------   ----------   ----------  ---------------  ------------
Balance - December 31, 1997      4,471,900         30,795            -            -          (30,795)            -
                                -----------      ---------   ----------   ----------  ---------------  ------------
Net income for year                      -              -            -            -                -             -
                                -----------      ---------   ----------   ----------  ---------------  ------------
Balance - December 31, 1998      4,471,900         30,795            -            -          (30,795)            -
                                -----------      ---------   ----------   ----------  ---------------  ------------
Net income for year                      -              -            -            -                -             -
                                -----------      ---------   ----------   ----------  ---------------  ------------
Balance - December 31, 1999      4,471,900         30,795            -            -          (30,795)            -
                                -----------      ---------   ----------   ----------  ---------------  ------------
Shares for acquisition                   -          2,300            -            -               -          2,300
Net income for year                      -              -            -            -           (2,300)       (2,300)
                                -----------      ---------   ----------   ----------  ---------------  ------------
Balance - December 31, 2000      4,471,900         33,095            -            -          (33,095)            -
                                -----------      ---------   ----------   ----------  ---------------  ------------
Net income for year                      -              -            -            -           (4,608)       (4,608)
                                -----------      ---------   ----------   ----------  ---------------  ------------
Balance - December 31, 2001      4,471,900         33,095            -            -          (37,703)       (4,608)
                                -----------      ---------   ----------   ----------  ---------------  ------------
Net income for year                      -              -            -            -          (12,683)      (12,683)
                                -----------      ---------   ----------   ----------  ---------------  ------------
Balance - December 31, 2002      4,471,900         33,095            -            -          (50,386)      (17,291)
                                -----------      ---------   ----------   ----------  ---------------  ------------
Issuance of stock for cash       8,000,000        400,000            -            -                -       400,000
Net income for year                      -              -            -            -         (115,445)     (115,445)
                                -----------      ---------   ----------   ----------  ---------------  ------------
Balance - December 31, 2003     12,471,900        433,095            -            -         (165,831)      267,264
                                -----------      ---------   ----------   ----------  ---------------  ------------
Net income for year                      -              -            -            -         (524,992)     (524,992)
                                -----------      ---------   ----------   ----------  ---------------  ------------
Balance - December 31, 2004     12,471,900        433,095            -            -         (690,823)     (257,728)
                                -----------      ---------   ----------   ----------  ---------------  ------------
Issuance of stock for
 Acquisition                    25,000,000              -            -            -                -             -
Issuance of stock for cash      10,000,000        425,000            -            -                -       425,000
Net income for year                      -              -            -            -         (698,567)     (698,567)
                                -----------      ---------   ----------   ----------  ---------------  ------------
Balance - December 31, 2005     47,471,900        858,095            -            -       (1,389,390)     (531,295)
                                -----------      ---------   ----------   ----------  ---------------  ------------
Forgiveness of stockholder debt          -              -      583,716            -                -       583,716
Net income for year                      -              -            -            -         (126,735)     (126,735)
Accumulated comprehensive
    other income (loss)                  -              -            -       (7,040)               -        (7,040)
                                -----------      ---------   ----------   ----------  ---------------  ------------

Balance - December 31, 2006     47,471,900        858,095      583,716       (7,040)      (1,516,125)      (81,354)
                                -----------      ---------   ----------   ----------  ---------------  ------------
Net income for period                    -              -           -             -          (16,773)      (16,773)
Accumulated comprehensive
    other income (loss)                  -              -           -         1,393                -         1,393
                                -----------      ---------   ----------   ----------  ---------------  ------------
Balance - September 30, 2007    47,471,900       $858,095     $583,716     $ (5,647)    $ (1,532,898)    $ (96,734)
                                ===========      =========   ==========   ==========  ===============  ============

      See Accountants' Review Report and notes to these financial statements.

                                      F-4


                       ART BOUTIQUE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                May 15, 1984
                                                              Nine-month period ended          (Inception) to
                                                                   September 30,                September 30,
                                                                2007           2006                 2007
                                                            -------------  --------------     ------------------
Cash flows from operating activities
Net (loss) income                                              $ (16,773)      ($103,741)          $ (1,532,898)
         Forgiveness old Debt                                                          -                    (84)
         Common stock issued for services                              -               -                  1,000
         Depreciation                                                  -               -                  4,144
         Minority Interest                                            98               -                (10,846)

Changes in operating assets and liabilities
          Decrease in Accounts Payable                           (29,877)        (78,091)                 8,350
          Decrease in deposits                                         -              65                (12,800)
         (Increase) decrease in prepaid expenses                 (12,800)          1,162             (1,543,134)
                                                            -------------  --------------     ------------------

Net Cash Flows Used by Operating Activities                      (59,352)       (180,605)            (1,542,928)
                                                            -------------  --------------     ------------------

Cash Flows from Investing Activities
         Sale of Equipment                                             -          13,218                 13,218
         Acquisition of Fixed Assets                                   -               -                (17,362)
                                                            -------------  --------------     ------------------

Net Cash Flows Provided (Used) by Investing Activities                 -          13,218                 (4,144)
                                                            -------------  --------------     ------------------

Cash Flows from Financing Activities
         Proceeds from notes payable, stockholders                57,959         163,103                642,240
         Proceeds from notes payable                                   -               -                 53,590
         Issuance of common stock for cash                             -               -                857,095
                                                            -------------  --------------     ------------------
Net Cash Flows Provided by Financing Activities                   57,959         163,103              1,552,925
                                                            -------------  --------------     ------------------

Comprehensive other income (loss)                                  1,393               -                 (5,547)

Net Increase (Decrease) in Cash                                        -          (4,284)                     -
                                                            -------------  --------------     ------------------

Cash at Beginning of Period                                            -           4,284                      -
                                                            -------------  --------------     ------------------

Cash at End of Period                                          $       -        $      -           $          -
                                                            =============  ==============     ==================
Supplemental Disclosure of Cash Flow Information

         Cash paid for interest                                $       -        $      -           $          -
                                                            =============  ==============     ==================
         Cash paid for taxes                                   $       -        $      -           $          -
                                                            =============  ==============     ==================

Supplemental Disclosure of Non-Cash Transactions
         Stock issued for services - 4,000,000 shares          $       -        $      -           $      1,000
                                                            =============  ==============     ==================
         Forgiveness of stockholder debt                       $       -        $      -           $    583,716
                                                            =============  ==============     ==================

       See Accountants' Review Report and notes to these financial statements.

                                      F-5


                       ART BOUTIQUE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     For the Nine Months Ended September 30, 2007

Note 1 - Presentation of Interim Information

In the opinion of the management of Art Boutique, Inc., and Key Chance International, LTD (a wholly owned subsidiary) the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2007 and the results of operations for the three-months and nine-months ended September 30, 2007 and 2006 and the period May 15, 1984 (inception) to September 30, 2007 and cash flows for the nine-months ended September 30, 2007 and 2006, and for the period May 15, 1984 (inception) to September 30, 2007. Interim results are not necessarily indicative of results for the full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2006.


Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $120,380 with an accumulated deficit of $1,532,898.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2006.

The Company had no revenues from operations in the period in 2007 or 2006. The Company incurred expenses of $560 in the period in 2007 compared to $6,088 in 2006. The decrease of $5,528 is due to a decrease in the operational activities of the Company.


During the three months ended September 30, 2007, the Company had a net loss of $560 compared to a net loss of $6,068 during the three months ended September 30, 2006. The decrease of $5,528 was due to decreasing operational activities.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2006.

The Company did not recognize revenues from operations in the period in 2007 or 2006. The Company incurred expenses of $16,773 in the period in 2007 compared to $103,741 in 2006. The decrease of $86,968 is due to a decrease in operational activities. The Company had a loss of $16,773 during the six months ended September 30, 2007 compared to a net loss of $103,741 for the six months ended September 30, 2006. The decrease of $86,968 is due to the decrease in operational activities.

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

ITEM 3.  CONTROLS AND PROCEDURES
         -----------------------

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report September 30, 2007 and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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



                                             THE ART BOUTIQUE, INC.


Date: November 19, 2007                       /s/ Jun Kobyashi
                                             -----------------------------
                                             Jun Kobyashi, Vice Chairman